Form 10-Q
period 1996-06-30
ADVEN INC
filed 1996-08-14
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

          X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 1996

       ___   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                EXHANGE ACT
                        Commission File No. 0-24262

                                ADVEN, INC.
         (Exact name of registrant as specified in its charter)

          Washington                              91-1363905
     (State or other jurisdiction of    (IRS Employer Identification No.)
     incorporation or organization)

                                                     89509
           3653 Hemlock Court                      (Zip Code)
             Reno, Nevada
     (Address of principal executive              (702)829-8812
     offices)                         (Registrants telephone number including
                                                   area code)

 _________________________________________________________________________



Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past ninety days.

          Yes    X                                No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on June 30, 1996 was 1,640,001.

PART I - FINANCIAL INFORMATION

                            ADVEN, INC.

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulation.
of  the Securities and Exchange Commission.   Althouqh certain
information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant.

The financial statements included herein reflect all adjustments
(consisting  only of normal recurring accruals)   which, in the
opinion of management, are necessary to present a fair statemeut of the results for the interim periods.

The results for interim period. are not necessarily indicative of trends or of results to be expected for a full year.

                                ADVEN, INC.

                               BALANCE SHEET

                   June 30, 1996 and December 31, 1995
                                   ASSETS

                                             June 30,
                                               1996         Dec 31,
                                            (Unaudited)      1995
CURRENT ASSETS
  Cash                                      $  13,735     $  15,635

OTHER ASSETS

TOTAL ASSETS                                $  13,735     $  45,635


                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Aaaounts payable                          $  3,218      $   3,618
  Loan payable-non related party               4,125          4,125
    Total Current Liabilities                  7,343          7,743

STOCKHOLDERS' EQUITY
  Coimmon stock, $.OOOl par value,
    20,000,000 shares authorized,
    1,640,001 shares issued                      164            164

  preferred stock, $.0001 par value
  20,000,000 shares authorized, -0-
  shares issued

  Additional paid-in capital                  169,848       169,848
  Accumulated (Deficit)                     (163,620)      (162,120)
    Total Stockholders' Equity                 6,392          7,892

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                        $13,735     $  15,635


The accompaning notes are an integral part of these financial statements

                                 ADVEN, Inc.

                           STATMENT OF OPERATIONS
         for the three and six months ended June 30, 1996 and 1995
                                 (Unaudited)


                                      THREE MONTHS         SIX MONTHS
                                     1996     1995      1996       1995
REVENUES                          $   --    $   --     $  --    $   --
OPERATING EXPENSES
    Administrative expenses           __      3,486     1,500     5,457

OPERATING (LOSS)                      --     (3,486)   1,5OO)    (5,457)
OTHER INCOME (EXPENSES)

INCOME (LOSS) BEFORE PROVISION
FOR FEDERAL INCOME TAX                __     (3,486)   (1,5OO)   (5,457)

PROVISION FOR FEDERAL INCOME TAX      --        --        --        --
NET INCOME (LOSS)                     __    $(3,486)  $(1,500)   $(5,457)
EARNINGS (LOSS) PER SHARE             NIL       NIL       NIL       NIL


The accompanying notes are an integral part of these financial statements

                                  ADVEN, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Inception (August 22,  1986) through June 30, 1996
                                  (Unaudited)
                                                                     Total
                                                         Retained Stockholders
                          Common  Stock      Paid - In   Earnings    Equity
                         Shares    Amount    Ca~ital    (Deficit)  (Deficit~
Stock issued for
 cash at $.0064         2,500,000  $   250   $ 15,750               $ 16,000
Net (loss)  for 1986  __________   _______   ________        (61)       (61)
Balances, December
 31,  1986              2,500,000      250     15,750        (61)     15,939
Stock issued for
 cash at $.03           5,000,000      500    149,500                150,000
Costs of stock
 offering                                     (55,258)               (55,258)
Stock issued for
 all of the out-
 standing capital
 stock of Surface
 Technologies,Inc.    21,500,000     2,150    137,850   (149,941)    (9,941)
Stock issued for
 services at
 $10001                 1,200,000      120                               120
Net (loss)  for 1987  __________   _______   ________   (137,539)  (137,539)
Balances, December
 31,  1987            30,200,000     3,020    247,842   (287,541)   (36,679)
Stock issued for
 services              5,000,000      500                               500
Net (loss)  for 1988  __________   _______   ________    (12.906)   (12.906)
Balances, December
 31,  1988            35,200,000     3,520    247,842   (300,447)   (49,085)
Net (loss)  for 1989  __________   _______   ________    (69,516)   (69,516)
Balances, December
 31,  1989            35,200,000     3,520    247,842   (369,963)  (118,601)
Stock issued for
 cash at
 $.0009375             4,800,000       480      4,020                 4,500
Effect of sale of
 all interest in
 Surface Technologies,
 Inc1  (note 4)                              (137,850)    308,305    170,455
Net (loss)  for 1990                                     (56,308)   (56,308)
Effect of reverse
 stock split of
 25 to 1              (38.400.000)   (3,840)    3,840    ________    _______
Balances, December
 31,  1990              1,600,000      160    117,852   (117,966)         46
Net (loss)  for 1991  __________    ______    _______       (592)       (592)
Balances, December
 31,  1991              1,600,000      160    117,852   (118,558)       (546)
Net (loss)  for 1992  __________    ______    _______       (415)       (415)
Balances, December
 31,  1992              1,600,000      160    117,852   (118,973)       (961)


 The accompanying notes are an integral part of these financial statements

                                 ADVEN, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
               Inception (August 22, 1986) through June 30, 1996
                                  (Unaudited)

                                                     Retained    Total
                        Common     Stock    Paid-in  Earnings Stockholders'
Balances, December      Sbares     Amount   Capital  (Deficit)   Eqiuity
 31,  1992             1,600,000    160     117,852  (118,973)     (961)
Net (1oss) for 1993                                    (7,824)   (7,824)
Effect of Reverse
 stock split of 4
 to 1 on 12-31-93     (1,999,999)  (120)       120     ________   ________
Balances, December
 31, 1993                400,001     40    117,972    (126,797)   (9,785)
Sale of common
 stock                 1,240,000    124     51,876                52,000
Net (1oss) for 1994    _________  _______  _______     (28,907)  (28,907)
Balances, December,
 31, 1994              1,640,001    164    169,848    (155,704)   14,308
Net (loss) for 1995    _________  _______  _______      (6,416)   (6,416)
Balances, December
 31, 1995              1,640,001    164    169,848    (162,120)    7,892
Net (loss) for the
 six months ended
 June 30, 1996         _________  _______    _______    (1,500)   (1,500)
Balances, June
 30,  1996             1,640,00l   $164    $169,848    $163,620    6,392


The accompanying notes are an integral part of these financial statements

                                ADVEN, INC.
                         STATEMENT OF CASH FLOWS
             for the six months ended June 30, 1996 and 1995
                              (Unaudited)

                                              1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                        $ (1,500)   $ (5,457)
 Adjustable to reconcile net income
   (loss) to net cash provided (used)
   by operating activities.
   Increase (decrease) in accounts and
   loans payable                              (400)      (1,536)
      Net Cash Provided (used) in
      operating activities                  (1,900)      (6,993)

CASH FLOWS FROM INVESTING ACTIVITIES           --           --

CASH FLOWS FROM FINANCING ACTIVITIES           --           --

NET DECREASE IN CASH AND CASH EQUIVALENTS   (1,900)      (6,993)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                    ______      23,187

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                    $ 13,735     $ 16,194


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
   Interest                                $   --     $      --
   Income taxes                            $   --     $      --

For purposes of this statement short term investments which have an initial maturity of ninety days or less are considered cash eqivalents.


The accompanying notes are an integral part of these financial statements

                       NOTES TO FINANCIAL STATEMENTS

1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization: The Company was incorporated in the State of Washington on August 22, 1986. In 1987 the Company entered into an agreement to exchange 21,500,000 shares of unregistered, restricted common stock of the Company
  for all outstanding capital stock of Surface Technologies,   Inc., which
  became a wholly owned subsidiary of the Company until December 28, 1990.
  On  that date  the Company  exchanged 100%  of  its interest  in Surface
  Technologies, Inc. to Forsell Investors Limited Partnership (a related party) in full satisfaction of all amounts owed by the Company to the partnership.

  Accounting Method: The Company uses the accrual method of accounting for revenues and expenses.

2 - PUBLIC OFFERING

  The Company registered 15,000,000 of its common stock shares with the Securities and Exchange Commission and made an initial public offering of 5,000,000 shares at $.03 per share in 1987.

3 - CAPITALIZATION

  The Company approved a 25 to 1 reverse stock split on December 28, 1990 which reduced the number of authorized shares from 100,000,000 to 4,000,000 and reduced the amount of issued and outstanding shares from 40,000,000 to 1,600,000 shares. Immediately after the reverse stock split the Company approved an increase in the authorized common stock to 50,000,000 shares.
  On December 29,   1993 the Company approved a 4 to I reverse split which
  reduced the number of authorized shares from 50,000,000 to 12,500,000 and
  reduced the amount of   issued and outstanding shares  from 1,600,000 to
  400,000 shares.   Immediately after the reverse stock split the Company
  approved an increase in the authorized common stock to 20,000,000 shares.

4 - CONSOLIDATION

  In 1987, the Company entered into an agreement to exchange 21,500,000 shares of stock for all of the outstanding capital stock of Surface Technologies, Ince The consolidation was accounted for using the purchase
  method of accounting.   Where the ownership and operating control in the
  combined entity reside in the shareholders of the acquired corporations, generally accepted accounting principles require that the acquired
  corporation  be   treated as  the  purchaser  for  accounting  purposes.
  Accordingly, the statement of changes in stockholders' equity includes an adjustment in 1987 to record the additional paid-in capital and retained earnings deficit of Surface Technologies, Inc. in the amount of $137,850 and $(149,941) respectively. Similarly, there is an adjustment in 1990 to remove the additional paid in capital and retained earnings deficit of Surface Technologies, Inc. in the amount of $(137,850) and $308,305 respectively upon the disposition of all interest in Surface Technologies, Inc. stock as of December 28, 1990.

                               ADVEN, INC.

                      NOTES TO FINANCIAL STATEMENTS

5 - RELATED PARTY TRANSACTIONS

 Forsell Investors Limited Partnership (FILP) is a limited partnership controlled by Richard Forsell, a shareholder and past president of Adven,
 Inc.  FILP loaned $50,000 to the Company in December 1988.      No interest
 payments had been made on the loan and by November 1990 there was in excess
 of  $13,000  accrued interest in arrearse   FILP gave written notice of
 default on the loan in 1990. FILP agreed to purchase 100% of the stock in Surface Technologies, Inc. (A wholly owned subsidiary acquired in 1987.
 See note 4)    in full satisfaction of its $50,000 loan and all accrued
 intereste    Surface Technologies,  Inc. had sustained  repeated   losses,
 warranty work problems, and excessive debt which obviated any reasonable prospect for Adven, Ince to acquire the funds from the subsidiary to service the debt owned to FILP.

 In conjunction with the sale of all interest in Surface Technologies, Inc., Richard Forsell agreed to purchase 4,800,000 shares of stock in 1990 (prior to the reverse stock split of 25 to 1) for $4,500 to provide funds to pay
 Adven's  outstanding  bills as  of  December 1990.  The  result   of these
 transactions was to eliminate virtually all assets and liabilities from Adven, Ince which would facilitate the search for a merger candidate to place in the public shell and thereby create value for the shareholderse

 6 - FEDERAL INCOME TAXES

 Effective   as of January 1,  1990  the Corporation adopted Statement   of
 Financial Accounting Standards ("SFAS") No. 109 Accounting for Income Taxes
 which  establishes   generally  accepted accounting  principles    for the
 financial accounting measurement and disclosure principles for income taxes that are payable or refundable for the current year and for the future tax consequences of events that have been recognized in the financial statements of the Corporation and past and current tax returns. The change
 had no effect   on prior years  results.   There are no material    timing
 differences which would produce a deferred tax liability or asset.

                      NOTES TO FINANCIAL STATEMENTS

     The following net operating loss carryforeards as of March 31, 1996 will expire if not applied by the dates scheduled below:

      Year ending March 31,    Net Operating Loss
            2001                               $   61
            2002                             21,829
            2003                             21,740
            2004                               5,628
            2005                               4,571
            2006                                 592
            2007                                 415
            2008                               7,824
            2009                             28,907
            2010                               6,4l6
                                              $97,983

7    EARNINGS PER SHARE

     Earnings per share have been restated for 1993 to give effect of the 4 to 1 reverse stock split occurring on 12-31-93.

8 -  UNCERTAINTIES

     During the years presented in the financial statements, the Coppany has sustained recurring losses, and the source of the Company's operating income was disposed in the sale of all interest in Surface Technologies, Inc. in 1990. As a result of this sale in 1990 the Company was reduced to a public "shell" with virtually no assets, or operations.
     The Company has been searching for a merger candidate in order to acquire an operating Company. Managemnt is actively pursuing debt and equity financing sources. However, there can be no assurance of the success of these efforts.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

For more than the past four years, the Company has had no assets.  In
1994, the Company raised $12,000 from the sale of 1,200,000 shares to Henri Hornby and a company owned by Mr. Hornby, and $40,000 from a private placement in November of 1994. Within the past three years, operation expenses have been paid from the above mentioned sale of stock and the proceeds of two loans: one non-interest bearing loan received on February 24, 1993 from an unaffiliated party in the amount of $4,125, payable on demand; and one loan made on July 8, 1994 by Henri Hornby in the amount of $3,000, which has since been paid in full.

The Company believes that it will require an additional $25,000 to $100,000 to cover the costs (primarily legal and accounting) of meeting its reporting obligations under the Exchange Act and effectuation an Acquisition. The Company hopes to borrow such funds and/or raise such funds through the private sale of its common stock. No assurance can be given that such financing will be available, or that it can be obtained on terms satisfactory to the Company. The foregoing estimate of necessary funding does not take into account the funding requirements of any acquisition candidate. If an acquisition candidate requires funding, it is possible that a condition to the consummation of an Acquisition will be the raising of funds by the Company in a private offering of its securities.

Results of Operations

The Company has had no revenues for the past three fiscal years, and does not anticipate having revenues unless and until the Company acquires a business or company. Aside from the cost of filing this Registration Statement, the Company's expenses are minimal and administrative. For the years ended December 31, 1995 and 1994 and the three months ended June 30, 1996 and 1995, the Company had net losses of $6,416 , $28,907, $NIL, and $3,486 respectively.

The Company has had no substantive operations. Aside form preparing and filing this Registration Statement, the Company, through its President and majority stockholder, Henri Hornby, plans to seek and investigate a potential business venture for the Company. Mr. Hornby will be doing this on a part-time basis, devoting approximately 10% to 25% of his time to the Company. Aside from the search for an Acquisition candidate, the Company's only other anticipated activity will be complying with ;the reporting requirements under the Exchange Act. If and when Mr. Hornby finds an Acquisition candidate and the parties agree to go forward with an Acquisition Agreement and consummate the Acquisition. Such activity will also require the filing of a Current Report on Form 8-K with the Securities and Exchange Commission.

Part II - Other Information

Item 1. Legal Proceedings.

     NONE.

Item 2. Changes in Securities.

     NONE.

Item 3. Defaults upon Senior Securities.

     NONE

Item 4. Submission of matters to Vote of Security Holders.

     NONE.

Item 5. Other Information

     NONE.

Item 6. Exhibits and Reports on Form 8-K

     NONE.

                                 SIGNATURES


                              AUGUST 12, 1996


In accordance with requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                       ADVEN, INC.
                                       Registrant

                                       Henri Hornby
                                       Henri Hornby
                                       President / Director

                                       Neil F. Hornby
                                       Neil F. Hornby
                                       Secretary / Treasurer / Director