Form 10-Q
period 1996-09-30
ADVEN INC
filed 1996-11-14
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

          X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1996

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

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on September 30, 1996 was 1,640,001.

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

                                ADVEN, INC.

                               BALANCE SHEET

                   September 30, 1996 and December 31, 1995
                                   ASSETS

                                             Sept. 30,
                                               1996         Dec 31,
                                            (Unaudited)      1995
CURRENT ASSETS
  Cash                                      $  13,426     $  15,635

OTHER ASSETS

TOTAL ASSETS                                $  13,426     $  45,635


                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Aaaounts payable                          $  3,218      $   3,618
  Loan payable-non related party               4,125          4,125
    Total Current Liabilities                  7,343          7,743

STOCKHOLDERS' EQUITY
  Coimmon stock, $.OOOl par value,
    20,000,000 shares authorized,
    1,640,001 shares issued                      164            164

  preferred stock, $.0001 par value
  20,000,000 shares authorized, -0-
  shares issued

  Additional paid-in capital                  169,848       169,848
  Accumulated (Deficit)                     (163,620)      (162,120)
    Total Stockholders' Equity                 6,083          7,892

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                        $13,426     $  15,635


The accompaning notes are an integral part of these financial statements

                                 ADVEN, Inc.

                           STATMENT OF OPERATIONS
         for the three and six months ended September 30, 1996 and 1995
                                 (Unaudited)


                                      THREE MONTHS         NINE MONTHS
                                     1996     1995      1996       1995
REVENUES                          $   --    $   --     $  --    $   --
OPERATING EXPENSES
    Administrative expenses           309      309      1,809     5,766

OPERATING (LOSS)                     (309)     (309)   (1,809)   (5,766)
OTHER INCOME (EXPENSES)

INCOME (LOSS) BEFORE PROVISION
FOR FEDERAL INCOME TAX               (309)     (309)   (1,809)   (5,766)

PROVISION FOR FEDERAL INCOME TAX      --        --        --        --
NET INCOME (LOSS)                    $(309)  $(309)   $(1,809)   $(5,766)
EARNINGS (LOSS) PER SHARE             NIL       NIL       NIL       NIL


The accompanying notes are an integral part of these financial statements

                                  ADVEN, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             Inception (August 22, 1986) through September 30, 1996
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


 The accompanying notes are an integral part of these financial statements

                                 ADVEN, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
            Inception (August 22, 1986) through September 30, 1996
                                  (Unaudited)

                                                     Retained    Total
                        Common     Stock    Paid-in  Earnings Stockholders'
Balances, December      Sbares     Amount   Capital  (Deficit)   Eqiuity
 31,  1992             1,600,000    160     117,852  (118,973)     (961)
Net (1oss) for 1993                                    (7,824)   (7,824)
Effect of Reverse
 stock split of 4
 to 1 on 12-31-93     (1,999,999)  (120)       120     ________   ________
Balances, December
 31, 1993                400,001     40    117,972    (126,797)   (9,785)
Sale of common
 stock                 1,240,000    124     51,876                52,000
Net (1oss) for 1994    _________  _______  _______     (28,907)  (28,907)
Balances, December,
 31, 1994              1,640,001    164    169,848    (155,704)   14,308
Net (loss) for 1995    _________  _______  _______      (6,416)   (6,416)
Balances, December
 31, 1995              1,640,001    164    169,848    (162,120)    7,892
Net (loss) for the
 nine months ended
 September 30, 1996    _________  _______    _______    (1,809)   (1,809)
Balances, September
 30,  1996             1,640,00l   $164    $169,848    $163,929    6,083


The accompanying notes are an integral part of these financial statements

                                ADVEN, INC.
                         STATEMENT OF CASH FLOWS
             for the six months ended June 30, 1996 and 1995
                              (Unaudited)

                                              1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                        $ (1,809)   $ (5,766)
 Adjustable to reconcile net income
   (loss) to net cash provided (used)
   by operating activities.
   Increase (decrease) in accounts and
   loans payable                              (400)      (1,286)
      Net Cash Provided (used) in
      operating activities                  (2,209)      (7,052)

CASH FLOWS FROM INVESTING ACTIVITIES           --           --

CASH FLOWS FROM FINANCING ACTIVITIES           --           --

NET DECREASE IN CASH AND CASH EQUIVALENTS   (2,209)      (7,052)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                   15,635      23,187

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                    $ 13,426     $ 16,135


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
   Interest                                $   --     $      --
   Income taxes                            $   --     $      --

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

 In conjunction with the sale of all interest in Surface Technologies, Inc., Richard Forsell agreed to purchase 4,800,000 shares of stock in 1990 (prior to the reverse stock split of 25 to 1) for $4,500 to provide funds to pay
 Adven's  outstanding  bills as  of  December 1990.  The  result   of these
 transactions was to eliminate virtually all assets and liabilities from Adven, Ince which would facilitate the search for a merger candidate to place in the public shell and thereby create value for the shareholders.

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

Results of Operations

The Company has had no revenues for the past three fiscal years, and does not anticipate having revenues unless and until the Company acquires a business or company. Aside from the cost of filing this Registration Statement, the Company's expenses are minimal and administrative. For the years ended December 31, 1995 and 1994 and the three months ended September 30, 1996 and 1995,the Company had net losses of $6,416, $28,907, $309, and $309 respectively.

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


                              November 13, 1996


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