Form 10-K
period 1996-12-31
ADVEN INC
filed 1997-03-28
CIK 802206

UNITED STATES
                        SECURITIES EXCHANGE CONMSSION
                           Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

                           For fiscal year ended
                             December 31, 1996

                       Commission file number: 0-24262

                                ADVEN INC.

             (Exact name of registrant as specified in charter)

                WASHINGTON                         91-1363905
   (State or other jurisdiction of      (IRS Employer identification No.)
    incorporation or organization)

        3653 Hemlock Court, Reno, Nevada              89509
    (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code.....      702-829-8812

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which stock was sold, as of a specified date within 60 days prior to the date of filing.

        As of December 31, 1996, the Company had 1,720,001 shared of common stock issued and outstanding, and on March 27, 1996, the Company had 5,469,667 shares of common stock issued and outstanding, 859,700 of these shares being held by non-affiliates of the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing bid price of such stock, as of March 27, 1997 is $859,700., based upon $1.00 mulitiplied the 859,700 shares of common stock held by non-affiliates.

                                    PART I

Item 1. Description of Business.

A.	General Description of Business

        ADVEN, INC., a Washington corporation (the "Company"), was incorporated on August 22'nd, 1986. Adven, Inc. began conducting business through its wholly owned subsidiary, Surface Technologies, Inc. ("STI").
STI manufactures a cushioned playground surface which is sold primarily to restaurants, schools, parks and other entities which provide playgrounds for children. STI operates under a license from SAFEPAC, Inc., whereby SAFEPAC has authorized STI to use a patent in the production of the product and its registered trademark "SAFE-T-TURF".

The Company was not able to obtain profitability as expected, due to poor performance by its dealer network, which faced too many installations and warranty problems. As a result, by the end of fiscal 1989, the Company was inactive and nearly insolvent.

On December 28, 1990, the Company transferred its interest in STI to a creditor in full satisfaction of a debt. The company did not engage in active business in 1991, 1992, 1993, 1994 and 1995.

On December 29, 1993, a shareholder meeting was held, at which the existing officers and directors resigned, and new officers and directors were elected. The Company's outstanding shares were reversed one for four, and a new block of treasury shares representing control of the company were issued to the new officers and directors.

During 1993, 1994 and 1995 the Company actively sought business acquisitions and opportunities and funding for those efforts.

On March 17, 1997, ADVEN, Inc. (the "Company") entered into a Supply and Licensed Manufacturing Agreement (the "Agreement") with DIS International (Marketing) Inc., a Barbados corporation ("DIS"). Pursuant to the Agreement, the Company received the exclusive right to formulate, manufacture, sell, distribute and put into use an oil-absorbent urethane foam (currently marketed under the name Zorbolite) in Australia and New Zealand.

This oil-absorbent urethane foam ("Zorbolite") has been blended with various additives and concentrates through a process that changes the structure of the foam, allowing the foam to absorb hydro carbon liquids. Zorbolite has many potential industrial and consumer applications related to cleaning oil based pollutants.


Item 2. Description of Property.

The Company uses the office of its president, located at 365-3 Hemlock Court, Reno, Nevada, 89509, provided at no expense to the Company

Item 3. Legal proceedings.

The Company is not involved in any threatened or pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of Security holders during 1995.


PART II

Item 5. Market for the Registrant's Common Equity and Related Matters.

Market Information:

The Common Stock of the Company began trading over the counter on December 3,1996. The following table sets forth for the period indicated the range of high and low representative bid quotations for the Company's Common Stock.

                     Fiscal Year Ended December 31, 1995

                                                Bid

                                High                           Low

Quarter Ended Dec. 31, 1996     1.00                           1.00


(b) Holders

The Company had approximately 141 shareholders of record as of March 27'Th, 1997, which number does not include shareholders whose shares are held in street or nominee names.

(c) Dividends

The Company has never paid a cash dividend on its common stock and does not expect to pay one in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings (if any) and its cash requirements at that time. Management does not plan any stock dividend.

Item 6. Selected Financial Data

The selected financial data presented below was derived from the audited financial statements of the Company. The data should be read in conjunction with the Company's financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                        Selected Operating Information
                        Year Ending December 31, 1995
                                 Adven, Inc.
                                Consolidated

As at and for the Years Ended December 31,

                                1992    1993    1994     1995     1996
        Operating Revenue       Nil     Nil     Nil      Nil      Nil
        Income (Loss)           (415)   (7,824) (28,907) (6,416)  (1,844)
	from operations
        Income (Loss)           Nil     (0.02)  (0.02)   Nil      Nil
	per common share
        Total Assets            Nil     Nil     23,187   15,635   13,391
        Long Term Obligations   Nil     Nil     Nil      Nil      Nil
        Redeemable Preferred Stock      Nil     Nil      Nil      Nil
        Cash Dividends          Nil     Nil     Nil      Nil      Nil
	per common share

Item 7. Management's discussion and Analysis of Financial condition and Results of Operation.

Financial Condition

        On January 15, 1997, an S-8 filing acknowledged the payment to John B. Lowy, 80,000 common shares as payment for services. The S-8 filing is incorporated by referrence to such filing.

	On March 13, 1997, the Company sold an aggregate of 2,666,666 shares of its Common Stock to a foreign company for an aggregate of $1,000,000.
The Company issued an aggregate of 533,000 shares to another foreign entity as finders fee related to the aforementioned $1,000,000 sale.

The Business and Strategy

	On March 17, 1997, ADVEN, Inc. (the "Company") entered into a Supply and Licensed Manufacturing Agreement (the "Agreement") with DIS International (Marketing) Inc., a Barbados corporation ("DIS"). Pursuant to the Agreement, the Company received the exclusive right to formulate, manufacture, sell, distribute and put into use an oil-absorbent urethane foam (currently marketed under the name Zorbolite) in Australia and New Zealand.

	Pursuant to the Agreement, the Company is required to purchase the materials required to manufacture Zorbolite from DIS or its affiliates. Commencing in the first quarter of 1998, the Company is required to purchase a minimum of $50,000 of materials per quarter.

	The term of the Agreement is five years; however, the Company has the right to renew the Agreement for successive five year periods, provided the Company is not in default under the Agreement at that time. DIS has the right to terminate the Agreement upon 60 days written notice in the event that the Company fails to meet its obligations under the Agreement or acts in a manner prohibited under the Agreement. The Company has a right to cure any deficiency within the 60 day period. The Company's principal obligations under the Agreement are to pay the balance of the licensing fee ($500,000) and purchase minimum quotas of materials from DIS and to manufacture and exploit the sale and distribution of Zorbolite in the Territory. DIS also has the right to terminate the Agreement upon the happening of certain events related to the bankruptcy or insolvency of the Company.

	As consideration for the Agreement, the Company has paid $500,000 and is obligated to pay an additional $500,000 within the next six months. The Company is also obligated to issue 550,000 shares of its restricted common stock to DIS within the next 30 days. The amount and terms of the foregoing consideration were negotiated between the Company and DIS.

	The initial $500,000 was paid from the proceeds of the Company's Regulation S offering (see "Item 9. Sales of Equity Securities Pursuant to Regulation S"). The Company plans to use the balance of the proceeds from the Regulation S offering to purchase equipment and hire personnel.
Management plans to raise the remaining $500,000 required to be paid under the Agreement from the sale of securities. No assurance can be given that the Company will be able to raise sufficient funds.


Results of Operations

The Company has had no revenues for the past three fiscal years, the Company expects revenues to begin the first quarter of 1998 persuant to its license and manufacture agreement dated March 17, 1997.

Item 8. Financial Statements.

The report of independent certified public accountants is attached hereto as Exhibit A. See index to financial statements at page 11.

Item 9. Changes in and Disagreements with Accountants or Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The present directors and executive officers and significant employees of the Company, their positions held in the Company, and duration as such, are as follows:

        Name            Position                Since
	Henri Hornby	President / Director	12/29/93
	Neil F. Hornby	Secretary / Director	12/29/93
	Family Relationships

Henri Hornby, President and Director, and Neil F. Hornby, Secretary and Director, are brothers.

Significant Employers

None, other than officers of the Company.

HENRI HORNBY has been self employed, managing his personal investments since 1989. From October 1988 to November 1989 he was the Chairman of the Board of Directors and the sole shareholder of Advent Securities, Inc., a Utah corporation, then licensed by the Commission as a broker/dealer. Advent began its retail brokerage business in January 1989. From January 1985 to December 1988, Mr. Hornby was a partner of International Projects Group of San Jose, California, a management consulting and public relations firm.

Mr. Hornby has been an officer and director of five "blank check" companies:
Yarborough Ventures Corporation (now Elegant Illusions, Inc. ("Ell"));
Mont Blanc Resources, Inc. (now Grafix Time Corporation ("GTC")); Mont Rouge Resources, Inc. (now American Digital Communications, Inc. ("AMDC" or/and "Mont Rouge")); Zenith Ventures Corporation ("Zenith")); and Adven, Inc.

In November, 1992, Ell completed a public offering of 137,800 Units at $1.00 per Unit. In May 1993, Ell acquired all of the outstanding stock of Elegant Illusions, Inc., a retailer of copy jewelry, in exchange for 13,400 shares of Ell common stock. The Company changed its name to Elegant Illusion, Inc. and Mr. Hornby and the other officers and directors of Ell resigned following the transaction.

In March, 1987, GTC completed a public offering of 371,000 Units at $1.00 each. In May, 1987, GTC acquired all of the outstanding common stock of Movies Marketing, Inc. ("Movies"), a manufacturer and marketer of watches and electronic buttons and badges, in exchange for 4,000,000 shares of GTC common stock. Mr. Hornby and the other officers and directors of GTC resigned following the transaction. Mr. Hornby does not know the current status of this company.

Mont Rouge completed a public offering 792,970 Units at $1.00 each in December of 1987. On March 1, 1988, Mont Rouge signed an agreement to acquire American Fidelity Holding Company ("AFH"), a company engaged in the purchase and sale of second mortgages. As a result of this transaction, Mr. Hornby and the other officers and directors of Mont Rouge resigned. As a consequence of the acquisition, Mont Rouge transferred $798,184 to AFH. AFH depleted all of the funds transferred to it by Mont rouge and, by about March, 1989, AFH closed its offices. Thereafter, Mr. Hornby confronted the then current management of Mont Rouge and negotiated a rescission of the acquisition. All of the shares issued pursuant to the acquisition were returned to Mont Rouge, however, Mont Rouge was unable to retrieve any of the $792,184 from AFH. In September 1993, Mont Rouge changed, its name to American Digital Communication, Inc., and acquired SMR (Specialized Mobile Radio) cellular channel licenses and operations.

In January, 1989, Zenith completed a public offering of 510,000 Units at $1.00 each. In February, 1989, Zenith acquired all of the outstanding common stock of Epic Industries, Inc., a manufacturer of specialized computer chips, in exchange for 3,200,000 shares of Epic's common stock. Mr. Henri Hornby and all the officers and directors of Zenith resigned following the transaction. In 1993, Epic ceased doing business.

In December of 1993, Henri Hornby purchased a controlling interest of 85 % of the issued and outstanding stock of Adven, Inc., representing 1,393,301 shares. He then brought Adven, Inc. up to date with its audited financial statements and with its filings with the Securities Exchange Commission.

NEIL F. HORNBY has been President and Director of RAT International (Marketing) Limited, a company listed on the Vancouver Stock Exchange that holds the worldwide rights for certain proprietary encryption software programs, since July, 1993. Neil F. Hornby has been President and Director of Strategic Planning Group, Inc., a Nevada corporation, since December 15, 1992. Also, Mr. Hornby has been Secretary and Director of Adven, Inc., since December 29, 1993. Mr. Hornby was a partner in Western Wireless, Inc., an engineering firm, from 1989 to 1992. Mr. Hornby was President of Hamilton Williams & Co., San Jose, a full service licensed broker/dealer from 1988 to 1989. From 1986 to 1988 he was Executive Administrator for International Projects Group, a management consulting and public relations firm.

Mr. Neil F. Hornby is the brother of Henri Hornby. Both Neil F. Hornby and Henri Hornby devote approximately 10 % of their time to the Company's business.

Item 11.  Executive Compensation

Cash Compensation

No cash compensation has been paid to the officers and directors of the Company.

Compensation Pursuant to Plans

No compensation was paid to executive officers pursuant to any plan during the fiscal year just ended, and the Company has no agreement or understanding, express or implied, with any officer or director concerning employment or cash compensation for services.

Other compensation

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 27'TH, 1996, the names of persons who own of record, or were known by the Company to own beneficially, more than five percent of its total issued and outstanding common stock and the beneficial ownership of all such stock as of that date by officers and directors of the Company and all such officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant o r other right to acquire additional securities of the Company, except as may be otherwise noted.


                        Name and Address        Amount&Nature Percent
                         of Beneficial          of Beneficial   of
        Title of Class       Owner              Ownership      Class

	Common Stock
	par value .0001

        SAME             Henri Hornby*          1,393,301      25.0 %

                         Vanuatu International
                         Trust Company Ltd.     2,666,666      48.8 %

                         Kennington Investments,
                         Ltd.                     533,000       9.7 %

                         DIS International (Marketing),
                         Ltd.                     550,000      10.1 %

All officers and directors                      1,393,301      25.0 %

*Officers and directors

        The Company's management knows of no affiliations between the foregoing entities or any arrangements between them with regard to the election of directors or other matters.

        Vanuata International Trust Company Ltd. is a trust organized under the laws of Vanuata, whose trustee is Lindsay Barret.

        Kennington Investments, Ltd. is a corporation incorporated under the laws of the Bahamas whose principal officers are Robert Montgomery/President and M.K. Parcell/Secretary.

        DIS International (Marketing) Inc. is a corporation organized under the laws of Barbados whose sole officer is Margaret Bruce/President.

Item 13.  Certain Relationships and Related Transactions.

        On March 17, 1997, ADVEN, Inc. (the "Company") entered into a Supply and Licensed Manufacturing Agreement (the "Agreement") with DIS International (Marketing) Inc., a Barbados corporation ("DIS"). Pursuant to the Agreement, the Company received the exclusive right to formulate, manufacture, sell, distribute and put into use an oil-absorbent urethane foam (currently marketed under the name Zorbolite) in Australia and New Zealand.

        This oil-absorbent urethane foam ("Zorbolite") has been blended with various additives and concentrates through a process that changes the structure of the foam, allowing the foam to absorb hydro carbon liquids. Zorbolite has many potential industrial and consumer applications related to cleaning oil based pollutants.

	On March 13, 1997, the Company sold an aggregate of 2,666,666 shares of its Common Stock to a foreign company for an aggregate of $1,000,000.
The Company issued an aggregate of 533,000 shares to another foreign entity as finders fee related to the aforementioned $1,000,000 sale.

	Pursuant to the Agreement, the Company is required to purchase the materials required to manufacture Zorbolite from DIS or its affiliates. Commencing in the first quarter of 1998, the Company is required to purchase a minimum of $50,000 of materials per quarter.

	The term of the Agreement is five years; however, the Company has the right to renew the Agreement for successive five year periods, provided the Company is not in default under the Agreement at that time. DIS has the right to terminate the Agreement upon 60 days written notice in the event that the Company fails to meet its obligations under the Agreement or acts in a manner prohibited under the Agreement. The Company has a right to cure any deficiency within the 60 day period. The Company's principal obligations under the Agreement are to pay the balance of the licensing fee ($500,000) and purchase minimum quotas of materials from DIS and to manufacture and exploit the sale and distribution of Zorbolite in the Territory. DIS also has the right to terminate the Agreement upon the happening of certain events related to the bankruptcy or insolvency of the Company.

	As consideration for the Agreement, the Company has paid $500,000 and is obligated to pay an additional $500,000 within the next six months. The Company is also obligated to issue 550,000 shares of its restricted common stock to DIS within the next 30 days. The amount and terms of the foregoing consideration were negotiated between the Company and DIS.

	The initial $500,000 was paid from the proceeds of the Company's Regulation S offering (see "Item 9. Sales of Equity Securities Pursuant to Regulation S"). The Company plans to use the balance of the proceeds from the Regulation S offering to purchase equipment and hire personnel.
Management plans to raise the remaining $500,000 required to be paid under the Agreement from the sale of securities. No assurance can be given that the Company will be able to raise sufficient funds.


                                PART IV

Item 14.  Exhibits and Reports on Form 8-K

(a)	Exhibits: (1) Financial Statements - The Company's audited financial statements for the year ended December 31, 1996, are attached hereto as Exhibit A.

(b)	Reports on Form 8-K.  The following report on form 8-K was filed by the Company during the fourth quarter of the fiscal year ended December 31, 1996. None.

        Subsequent to the December 31, 1996, the Company filed an 8-K on March 21, 1997, which is incorporated by reference to such filing.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.



                                ADVEN, INC.

                                By
                                Henri Hornby/President and Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                Name/Title                   Date

                                Henri Hornby                 March 27, 1997
                                Henri Hornby
                                President / Director


                                Neil F. Hornby               March 27, 1997
                                Neil F. Hornby
                                Secretary Director

Exhibit A
Audited
Financial Statements

ADVEN, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Adven, Inc.
3653 Hemlock Court
Reno, Nevada 89509


We have audited the accompanying balance sheets of ADVEN, INC. as of December 31, 1996 and 1995 and the related statements of operations, stockholders I equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADVEN, INC. as of December 31, 1996 and 1995, and the results of its operations' and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

ROBERT MOE
ROBERT MOE & ASSOCIATES, P.S.


Spokane, Washington
February 1, 1997

                                ADVEN, INC.

                               BALANCE SHEET
                         December 31, 1996 and 1995


                                   ASSETS


                                                Dec 31,         Dec 31,
                                                1996            1995
	CURRENT ASSETS
                Cash                            $ 13,391        $15,635

        OTHER ASSETS                              --            --

        TOTAL ASSETS                            $ 13,391        $15,635



		LIABILITIES AND STOCKHOLDERS' EQUITY


	CURRENT LIABILITIES
        Accounts payable                        $31,218         $31,618
        Loan payable-non related party            4,125           4,125
        Total Current Liabilities                 7,343           7,743

	STOCKHOLDERS' EQUITY
	Common stock, $.0001 par value,
	20,000,000 shares authorized,
        1,640,001 shares issued 164                 164

	Preferred stock, $.0001 par value
	20,000,000 shares authorized, -0-
        shares issued                                --           --

        Additional paid-in capital               169,848        169,848
        Accumulated (Deficit)                   (163,964)      (162,120)
        Total Stockholders' Equity                 6,048          7,892.

	TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                  $ 13,391        $ 15,635


The accompanying notes are an integral part of these financial statements

                                ADVEN, INC.

                          STATEMENT OF OPERATIONS
          for the years ended December 31, 1996, 1995 and 1994



                                1996            1995            1994-
REVENUES                        $ --            $--             $--
OPERATING EXPENSES
Administrative expenses         1,844           6,416           28,907
                                1,844           6,416           28,907

OPERATING (LOSS)               (1,844)         (6,416)        (28,907)
OTHER INCOME (EXPENSES) --

INCOME (LOSS) BEFORE PROVISION
FOR FEDERAL INCOME TAX        (11,844)        (61,416)        (28,907)

PROVISION FOR FEDERAL INCOME TAX
NET INCOME (LOSS)             $(1,844)        $(6,416)       $(28,907)

EARNINGS (LOSS) PER SHARE     $   NIL         $   NIL         $ (0.02)








The accompanying notes are an integral part of these financial statements

                                ADVEN, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            Inception (August 22, 1986) through December 31, 1996


                                        Retained                Total
                        Common    Stock   Paid-In  Earnings     Stockholders'
                        Shares    Amount  Capital  Deficit      Equity
Stock issued for
 cash at $.0064         2,500,000   $250  $ l5,750              $ 16,000
Net (loss) for 1986                                     $(61)        (61)
Balances, December
 31, 1986               2,500,000    250    15,750       (61)     15,939
Stock issued for
 cash at $.03           5,000,000    500   149,500               150,000
Costs of stock
 offering                                  (55,258)              (55,258)
Stock issued for
 all of the out-
 standing capital
 stock of Surface
 Technologies, Inc.      21,500,000 2,150  137,850    (149,941)   (9,941)
Stock issued for
 services at
 $.0001                   1,200,000   120                            120
Net (loss) for 1987                                   (137,539) (137,539)
Balances, December
 31,1987                 30,200,000 3,020  247,842    (287,541)  (36,679)
Stock issued for
 services                 5,000,000   500                            500
Net (loss) for 1988                                    (12,906)  (12,906)
Balances, December
 31,1988                 35,200,000 3,520  247,842     (300,447) (49,085)
Net (loss) for 1989                                     (69,516) (69,516)
Balances, December
 31,1989                 35,200,000 3,520  247,842     (369,963)(118,601)
Stock issued for
 cash at
 $.0009375                4,800,000   480    4,020                 4,500
Effect of sale of
 all interest in
 Surface Technologies,
 Inc. (note 4)                            (137,850)     308,305  170,455
Net (loss) for 1990                                     (56,308) (56,308)
Effect of reverse
 stock split of
 25 to 1               (38,400,000)(3,840)   3,840
Balances, December
 31, 1990                 1,600,000   160  117,852      (117,966)     46
Net (loss) for 1991                                         (592)   (592)
Balances, December
 31, 1991                 1,600,000   160  117,852      (118,558)   (546)
Net (loss) for 1992                                         (415)   (415)
Balances, December
 31, 1992                 1,600,000   160  117,852      (118,973)   (961)

The accompanying notes are an integral part of these financial statements

                                ADVEN, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           Inception (August 22, 1986) through December 31, 1996

                                                    Retained   Total
                        Common    Stock   Paid-In   Earnings   Stockholders'
                        Shares    Amount- Capital  (Deficit)   Equity
Balances, December
 31,1992                1,600,000   160   117,852  (118,973)      (961)
Net (loss) for 1993                                  (7,824)    (7,824)
Effect of reverse
 stock split of 4
 50 1 on 12-31-93      (1,999,999) (120)      120
Balances, December
 31,1993                  400,001    40   117,972  (126,797)    (8,785)
Sale of common
 stock                  1,240,000   124    51,876                52,000
Net (loss) for 1994                                 (28,907)    (28,907)
Balances, December,
 31,1994                1,640,001   164   169,848  (155,704)     14,308
Net (loss) for 1995                                  (6,416)     (6,416)
Balances, December
 31,1995                1,640,001   164   169,848  (162,120)      7,892
Net (loss) for 1996                                  (1,844)     (1,844)
 nine months ended
Balances, December
 31,1996                $1,640,001 $164  $169,848 $(163,964)     $6,048


The accompanying notes are an integral part of these financial statements

                                ADVEN, INC.

                          STATEMENT OF CASH FLOWS
          for the years ended December 31, 1996, 1995, and 1994


                                          1996            1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)               $ (1,844)       $ (6,416)   $(28,907)
	Adjustments to reconcile net income
	(loss) to net cash provided (used)
	by operating activities:
	Increase (decrease) in accounts and
        loans payable                       (400)         (1,136)         94
	Net Cash Provided (used) in
        Operating Activities              (2,244)         (7,552)    (28,813)

        CASH FLOWS FROM INVESTING ACTIVITIES --              --          --

        CASH FLOWS FROM FINANCING ACTIVITIES --              --       52,000

        NET DECREASE IN CASH AND CASH EQ. (2,244)         (7,552)     23,187

	CASH AND CASH EQUIVALENTS AT BEGINNING
        OF PERIOD                          15,635         23,187         --

	CASH AND CASH EQUIVALENTS AT END OF
        PERIOD                            $13,391        $15,635     $ 23,187



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
        Interest                          $  --          $ --            $140
        Income taxes                      $  --          $ --            $--


For purposes of this statement short term investments which have an initial maturity of ninety days or less are considered cash equivalents.


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

3 - CAPITALIZATION

The Company approved a 25 to 1 reverse stock split on December 28, 1990 which reduced the number of authorized shares from 100,000,000 to 4,000,000 and reduced the amount of issued and outstanding shares from 40,000,000 to 1,600,000 shares. Immediately after the reverse stock split the Company approved an increase in the authorized common stock to 50,000,000 shares.
On December 29, 1993 the Company approved a 4 to 1 reverse split which reduced the number of authorized shares from 50,000,000 to 12,500,000 and reduced the amount of issued and outstanding shares from 1,600,000 to 400,000 shares. Immediately after the reverse stock split the Company approved an increase in the authorized common stock to 20,000,000 shares.

4	CONSOLIDATION

In 1987, the Company entered into an agreement to exchange 21,500,000 shares of stock for all of the outstanding capital stock of Surface Technologies, Inc. The consolidation was accounted for using the purchase method of accounting. Where the ownership and operating control in the combined entity reside in the shareholders of the acquired corporations, generally accepted accounting principles require that the acquired corporation be treated as the purchaser for accounting purposes. Accordingly, the statement of changes in stockholders' equity includes an adjustment in 1987 to record the additional paid-in capital and retained earnings deficit of Surface Technologies, Inc. in the amount of $137,850 and $(149,941) respectively. Similarly, there is an adjustment in 1990 to remove the additional paid in capital and retained earnings deficit of Surface Technologies, Inc. in the amount of $(137,850) and $308,305 respectively upon the disposition of all interest in Surface Technologies, Inc. stock as of December 28, 1990.

                                 ADVEN, INC.
                        NOTES TO FINANCIAL STATEMENTS
                          RELATED PARTY TRANSACTIONS

Forsell Investors Limited Partnership (FILP) is a limited partnership controlled by Richard Forsell, a shareholder and past President of Adven, Inc. FILP loaned $50,000 to the Company in December 1988. No interest payments had been made on the loan and by November 1990 there was in excess of $13,000 accrued interest in arrears. FILP gave written notice of default on the loan in 1990. FILP agreed to purchase 100% of the stock in Surface Technologies, Inc. (A wholly owned subsidiary acquired in 1987. See note 4) in full satisfaction of its $50,000 loan and all accrued interest. Surface Technologies, Inc. had sustained repeated losses, warranty work problems, and excessive debt which obviated any reasonable prospect for Adven, Inc. to acquire the funds from the subsidiary to service the debt owned to FILP.

In conjunction with the sale of all interest in Surface Technologies, Inc., Richard Forsell agreed to purchase 4,800,000 shares of stock in 1990 (prior to the reverse stock split of 25 to 1) for $4,500 to provide funds to pay Adven's outstanding bills as of December 1990. The result of these transactions was to eliminate virtually all assets and liabilities from Adven, Inc. which would facilitate the search for a merger candidate to place in the public shell and thereby create value for the shareholders.

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

                                ADVEN, INC.
                      NOTES TO FINANCIAL STATEMENTS

6 - FEDERAL INCOME TAXES (continued)

The following net operating loss carry-forwards as of December 31, will expire if not applied by the dates scheduled below:

        Year ending March 31,           Net Operating Loss
        2001                            $   61
        2002                            21,829
        2003                            21,740
        2004                             5,628
        2005                             4,571
        2006                               592
        2007                               415
        2008                             7,824
        2009                            28,907
        2010                             6,416
        2011                             1,844
                                       $99,827

7	UNCERTAINTIES

During the years presented in the financial statements, the Company has sustained recurring losses, and the source of the Company's operating income was disposed in the sale of all interest in Surf ace Technologies, Inc. in 1990. As a result of this sale in 1990 the Company was reduced to a public "shell" with virtually no assets, or operations. The Company has been searching f or a merger candidate in order to acquire an operating Company. Management is actively pursuing debt and equity financing sources. However, there can be no assurance of the success of these efforts.

8	- FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board ("FASBII) Statement No. 107 "Disclosure about Fair Value of Financial Instruments," is a part of a continuing process by the FASB to improve information on financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

Cash:	The carrying amount reported in the balance sheet for cash
approximates fair value.

Accounts Payable: The carrying amount reported in the balance sheet for payables approximates fair value because the maturity is less than one year in duration.

                CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Adven, Inc.
3653 Hemlock Court
Reno, Nevada 89509


We hereby consent to the use of our opinion, dated February 1, 1997 on the financial statements of ADVEN, INC. for the year ended December 31, 1996, in the Form 10-K included herein.





ROBERT MOE
ROBERT MOE & ASSOCIATES, P. S.


Spokane, Washington
February 4, 1997