Form 10-Q
period 1997-03-31
ADVEN INC
filed 1997-05-16
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

          X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended March 31, 1997

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

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on March 31, 1997 was 5,469,667.

PART I - FINANCIAL INFORMATION

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ADVEN, INC.

BALANCE SHEETS
March 31, 1997 and December 31, 1996


	ASSETS
                                                March 31,       Dec 31,
                                                  1997           1996
CURRENT ASSETS
        Cash                                    $ 512,112       13,391

OTHER ASSETS
	Supply and Licensed Manufacturing
        Agreement                               1,206,250

TOTAL ASSETS                                   $1,718,362      $13,391



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
        Accounts payable                          $ 8,507       $3,218
        License agreement payable                 500,000
        Loan payable-non related party              4,125        4,125
        Total Current Liabilities                $512,632       $7,343

	STOCKHOLDERS' EQUITY
	Common stock, $.0001 par value,
	20,000,000, shares authorized,
        5,469,667 and 1,640,001 issued                547          164

	Perferred stock, $.001 par value
	20,000,000 shares authorized, -0-
	shares issued

        Additional paid-in capital              1,377,715      169,848
        Accumulated (Deficit)                    (172,532)    (163,964)
        Total Stockholders' Equity              1,205,730        6,408

	TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                 $1,718,362      $13,391






The accompanying notes are an integral part of these financial statements

ADVEN, INC.

STATEMENT OF OPERATIONS
for the three months ended March 31, 1997 and 1996


                                                1997            1996
        REVENUES                            $       --      $
	OPERATING EXPENSES

        Administrative expenses                  8,568          1,500
                                                 8,568          1,500
        OPERATING (LOSS)                        (8,568)        (1,500)
	OTHER INCOME (EXPENSES)

	INCOME (LOSS) BEFORE PROVISION
        FOR FEDERAL INCOME TAX                  (8,568)        (1,500)

	PROVISION FOR FEDERAL INCOME TAX
        NET INCOME (LOSS)                     $ (8,568)      $ (1,500)

        EARNINGS (LOSS) PER SHARE             $    NIL       $   NIL








The accompanying notes are an integral part of these financial statements

ADVEN, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Inception (August 22, 1986) through March 31, 1997



                                                  Retained   Total
                       Common  Stock   Paid - In  Earnings   Stockholders
                       Shares  Amount  Capital    (Deficit)  Equity

Stock issued for
 cash at $.0064     2,500,000    $250 $ 15,750                $ 16,000
Net (loss) for 1986                                   $(61)        (61)
Balances, December
 31,1986            2,500,000     250   15,750         (61)     15,939
Stock issued for
 cash at $.03       5,000,000     500  149,500                 150,000
Costs of stock
 offering                              (55,258)                (55,258)
Stock issued for
 all of the out-
 standing capital
 stock of Surface
 Technologies,Inc. 21,500,000   2,150  137,850    (149,941)     (9,941)
Stock issued for
 services at
 $.0001             1,200,000     120                  120
Net (loss) for 1987                               (137,539)   (137,539)
Balances, December
 31,1987           30,200,000   3,020  247,842    (287,541)    (36,679)
Stock issued for
 services           5,000,000     500                              500
Net (loss) for 1988                                (12,906)    (12,906)
Balances, December
 31,1988           35,200,000    3,520 247,842    (300,447)    (49,085)
Net (loss) for 1989                                (69,516)    (69,516)
Balances, December
 31,1989           35,200,000    3,520 247,842    (369,963)    (118,601)
Stock issued for
 cash at
 $.0009375         4,800,000       480   4,020                    4,500
Effect of sale of
 all interest in
 Surface Technologies,
 Inc. (note 4)                        (137,850)    308,305      170,455
Net (loss) for 1990                                (56,308)     (56,308)
Effect of reverse
 stock split of
 25 to 1         (38,400,000)   (3,840)  3,840
Balances, December
 31,1990           1,600,000       160 117,852    (117,966)          46
Net (loss) for 1991                                   (592)        (592)
Balances, December
 31,1991           1,600,000       160 117,852    (118,558)        (546)
Net (loss) for 1992                                   (415)        (415)
Balances, December
 31,1992           1,600,000       160 117,852    (118,973)        (961)

The accompanying notes are an integral part of these financial statements

ADVEN, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY-Continued
Inception (August 22, 1986) through March 31, 1997


                                                  Retained   Total
                       Common  Stock   Paid - In  Earnings   Stockholders
                       Shares  Amount  Capital    (Deficit)  Equity
Balances, December
 31,1992           1,600,000       160 117,852    (118,973)        (961)
Net (loss) for 1993                                 (7,824)      (7,824)
Effect of reverse
 stock split of 4
 to 1 on 12-31-93 (1,999,999)     (120)    120
Balances, December
 31, 1993            400,001        40 117,972    (126,797)      (8,785)
Sale of common
 stock             1,240,000       124  51,876                   52,000
Net (loss) for 1994                                (28,907)     (28,907)
Balances, December,
 31,1994           1,640,001       164 169,848    (155,704)      14,308
Net (loss) for 1995                                 (6,416)      (6,416)
Balances, December,
 31 1995           1,640,001       164 169,848    (162,120)       7,892
Net (loss) for 1996                                 (1,844)      (1,844)
Balances, December
 31,1996           1,640,001       164 169,848    (163,964)       6,084
Sale of common st  2,666,666       267 999,733                1,000,000
Finders fee paid
 by issuing common
 stock               533,000        53 199,822                  199,875
Finders fee charged
 to paid-in capital                   (199,875)                (199,875)
Payment on license
 agreement by
 issuing common
 stock               550,000        55 206,195                  206,250
Payment of legal fee
 by issuing stock     80,000         8   1,992                    2,000
Net (loss) for the
 three months ended
 March 31, 1997                                     (8,568)      (8,568)
Balances, March, 31
 1997              5,469,667      $547 $1,377,715  $172,532  $1,205,730





The accompanying notes are an integral part of these financial statements

ADVEN, INC.

STATEMENT OF CASH FLOWS
for the three months ended March 31, 1997 and 1996


                                                    1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $ (8,568)       $ (1,500)
 Adjustments to reconcile net income
  to net cash provided (used)
  by operating activities:
    Payment of legal fees by issuing
    common stock                                   2,000
  Increase (decrease) in accounts payable         (5,289)           (400)
    Net Cash Provided (used) in
    Operating Activities                          (1,279)         (1,900)

CASH FLOWS FROM INVESTING ACTIVITIES
 Payment on license agreement                   (500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock            1,000,000              --

NET INCREASE (DECREASE) IN CASH                  498,721          (1,900)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                         13,391          15,635

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                         $ 512,112         $13,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
   Interest                                    $     --          $
   Income taxes                                $     --          $

For purposes of this statement short term investments which have an initial maturity of ninety days or less are considered cash equivalents.

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
  Legal fees for $2,000 were paid by issueing 80,000 shares of common stock. A finder fee of $199,875 was paid by issuing 533,,OOO shares of common stock.
  Partial payment of the license agreement was made by issuing 550,000 shares of common stock valued at $206,250.

The accompanying notes are an integral part of these financial statements

ADVEN, INC.
NOTES TO FINANCIAL STATEMENTS

1 -ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

3 - CAPITALIZATION

The Company approved a 25 to 1 reverse stock split on December 28, 1990 reduced the number of authorized shares from 100,000,000 to 4,000,000 and reduced the amount of issued and outstanding shares from 40,000,000 to 1,600,000 shares. Immediately after the reverse stock split the Company approved an increase in the authorized common stock to 50,000,000 shares.
On December 29, 1993 the Company approved a 4 to 1 reverse split which reduced the number of authorized shares from 50,000,000 to 12,500,000 and reduced the amount of issued and outstanding shares from 1,600,000 to 400,000 shares. Immediately after the reverse stock split the Company approved an increase in the authorized common stock to 20,000,000 shares.

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

6 - FEDERAL INCOME TAXES

Effective as of January 1, 1990 the Corporation adopted Statement of Financial Accounting Standards (IISFAS'l) No. 109 Accounting for Income Taxes which establishes generally accepted accounting principles for the financial accounting measurement and disclosure principles for income taxes that are payable or refundable for the current year and for the future tax consequences of events that have been recognized in the financial statements of the Corporation and past and current tax returns. The change had no effect on prior years results. There are no material timing differences which would produce a deferred tax liability or asset.

ADVEN, INC.
NOTES TO FINANCIAL STATEMENTS

6 - FEDERAL INCOME TAXES (continued)

The following net operating loss carry forwards as of December 31, 1994 will expire if not applied by the dates scheduled below:

	Year ending December 31,	Net Operating Loss
        2001                                      $61
        2002                                   21,829
        2003                                   21,740
        2004                                    5,628
        2005                                    4,571
        2006                                      592
        2007                                      415
        2008                                    7,824
        2009                                   28,907
        2010                                    6,416
        2011                                    1,844
                                              $99,827


7 - UNCERTAINTIES

During the years presented in the financial statements, the Company has sustained recurring losses, and the source of the Company's operating income was disposed in the sale of all interest in Surface Technologies, Inc. in 1990. As a result of this sale in 1990 the Company was reduced to a public "shell" with virtually no operations.

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

ADVEN, INC.
NOTES TO FINANCIAL STATEMENTS

9 - SALES OF EQUITY SECURITIES PURSUANT TO REGULATIONS

On March 13, 1997, the Company sold an aggregate of 2,666,666 shares of its Common Stock to a foreign company for an aggregate of $1,000,000. The issued an aggregate of 533,000 shares to another foreign entity as finders fee related to the aforementioned $1,000,000 sale.

All of the foregoing shares were issued to entities that are not "U.S. persons" as that term is defined under Regulation S and were issued pursuant to the exemption from registration provided be Regulation S.

10 - SUPPLY AND LICENSED MANUFACTURING AGREEMENT

On March 17, 1997 the Company entered into a supply and licensed manufacturing agreement with DIS International, Inc., a Barbados Corporation. Pursuant to the agreement the Company received the exclusive right to formulate, manufacture, sell, distribute, and put into use an oil absorbent urethane foam in Australia and New Zealand.

As consideration for the agreement, the Company paid $500,000 cash and is obligated to pay an additional $500,000 cash within six months. The Company also issued 550,000 shares of restricted common stock valued at $206,250.

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

Part II - Other Information

Item 1. Legal Proceedings.

     NONE.

Item 2. Changes in Securities.

     On March 13, 1997, the Company sold an aggregate of 2,666,666 shares of its Common Stock to a Vanutu International Trust Co. LTD for an aggregate of $1,000,000. The Company issued an aggregate of 533,000 shares to Kennington Investment Ltd., and an aggregate of 550,000 shares to DIS International Inc., both amounts were issued to these entities as finders fee related to the aforementioned $1,000,000. All three of these share issuances were filed with the SEC using the Edgar electronic filing system and are incorporated by reference to such filings.

     In addition, on January 15, 1997, 80,000 share of the Companies Common Stock was issued and registered to John B. Lowy, in the form of an S-8 filing made with the SEC. (See Item 6. below.)

Item 3. Defaults upon Senior Securities.

     NONE

Item 4. Submission of matters to Vote of Security Holders.

     NONE.

Item 5. Other Information

     NONE.

Item 6. Exhibits and Reports on Form 8-K

     The Company filed an 8-K March 31, 1997, on the SEC Edgar Filing system, which is incorporated by reference to such a filing.

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