Form 10-Q
period 1997-09-30
ADVEN INC
filed 1998-03-26
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

          X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1997

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

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on September 30, 1997 was 5,469,667.

                                  ADVEN, INC.

The financial statements of the Registrant included herein have been prepared, without audit pursuant to the rules and regulations of the
Securities and Exchange Commission.   Although certain information normally
included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which in the opinion of management are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

                                  ADVEN, INC.

                                BALANCE SHEET
                   September 30, 1997 and December 31, 1996
                                    ASSETS
                                              September 30,
                                                  1997          Dec 30,
                                              (unaudited)         1996
	CURRENT ASSETS
        Cash                                    $503,046        $13,391

	OTHER ASSETS
	Supply and Licensed Manufacturing
        Agreement                              1,206,250            -

        TOTAL ASSETS                         $ 1,709,296        $13,391


                      LIABILITIES AND STOCKHOLDERS'EQUITY

	CURRENT LIABILITIES
        Accounts payable                     $       -          $3,218
        License agreement payable                500,000           -
        Loan payable-non related party             4,125         4,125
        Total Current Liabilities                504,125         7,343

	STOCKHOLDERS' EQUITY
        Common stock, $.OOO1 par value,
	20,000,000 shares authorized,
        5,469,667 and 1,640,001 shares issued        547           164

        Preferred stock, $.OOO1 par value
	20,000,000 shares authorized, -0-
        shares issued                                 -            -

        Additional paid-in capital             1,377,715       169,848
        Accumulated (Deficit)                   (173,091)     (163,964)
        Total Stockholders' Equity             1,205,171         6,048

	TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                $1,709,296       $13,391

The accompanying notes are an integral part of these financial statements


                                 ADVEN, INC.

                          STATEMENT OF OPERATIONS
        for the three and six months ended September 30, 1997 and 1996
                                (Unaudited)


                                     THREE MONTHS         NINE MONTHS
                                   1997       1996       1997       1996
        REVENUES                  $   -      $  -       $  -       $  -
	OPERATING ENPENSES

        Administrative expenses        59      309        9,127      1,809

        OPERATING (LOSS)              (59)   (309)       (9,127)    (1,809)
        OTHER INCOME (EXPENSES)       -         -

	INCOME (LOSS) BEFORE PROVISION
        FOR FEDERAL INCONM TAX        (59)   (309)       (9,127)    (1,809)

	PROVISION FOR FEDERAL INCOME
        TAX                            -        -            -        -
        NET INCOME (LOSS)            $(59)  $(309)      $(9,127)      $809

        EARNINGS (LOSS) PER SHARE    $ NIL  $ NIL       $ NIL         $ NIL

The accompanying notes are an integral part of these financial statements


                                 ADVEN, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
           Inception (August 22, 1986) through September 30, 1997
                                (Unaudited)

                                                     Retained        Total
                        Common  Stock    Paid-In     Earnings    Stockholder's
                      Shares     Amount  Capital    (Deficit)       Equity
Stock issued for
cash at $.0064       2,500,000    $250  $ 15,750                    $16,000
Net (loss) for 1986                                     $(61)           (61)
Balances, December 31,
1986                 2,500,000     250    15,750         (61)         15,939
Stock issued for cash
at $.03              5,000,000     500   149,500                     150,000
Costs of stock offering                  (55,258)                    (55,258)
Stock issued for all
of the out-standing
capital stock of Surface
Technologies, Inc.  21,500,000   2,150   137,850    (149,941)         (9,941)
Stock issued for
services at $.OOO1   1,200,000     120                                   120
Net (loss) for 1987                                 (137,539)       (137,539)
Balances, December 31,
1987                30,200,000   3,020   247,842    (287,541)        (36,679)
Stock issued for
services             5,000,000     500                                   500
Net (loss) for 1988                                  (12,906)        (12,906)
Balances, December 31,
1988                35,200,000   3,520    47,842    (300,447)        (49,085)
Net (loss) for 1989                                  (69,516)        (69,516)
Balances, December 31,
1989                35,200,000   3,520    47,842    (369,963)       (118,601)
Stock issued for cash
at $.0009375         4,800,000     480     4,020                       4,500
Effect of sale of all
interest in Surface
Technologies, Inc.
(note 4)                                (137,850)    308,305         170,455
Net (loss) for 1990                                  (56,308)        (56,308)
Effect of reverse stock split of
25 to 1            (38,400,000) (3,840)    3,840
Balances, December 31,
1990                 1,600,000     160   117,852    (117,966)             46
Net (loss) for 1991                                    -(592)           (592)
Balances, December 31,
1991                 1,600,000     160   117,852    (118,558)           (546)
Net (loss) for 1992                                    -(415)           (415)
Balances, December 31,
1992                 1,600,000     160   117,852    (118,973)           (961)
Balances, December 31,
1992                 1,600,000     160   117,852    (118,973)           (961)
Net (loss) for 1993                                   (7,824)         (7,824)
Effect of reverse
stock split of 4
to 1 on 12-31-93    (1,999,999)   (120)      120
Balances, December 31,
1993                   400,001      40   117,972    (126,797)         (8,785)
Sale of common stock 1,240,000     124    51,876                      52,000
Net (loss) for 1994                                  (28,907)        (28,907)
Balances, December 31,
1994                 1,640,001     164   169,848    (155,704)         14,308
Net (loss) for 1995                                   (6,416)         (6,416)
Balances, December 31,
1995                 1,640,001     164   169,848    (162,120)          7,892
Net (loss) for 1996                                   (1,844)         (1,844)
Balances, December 31,
1996                 1,640,001     164   169,848    (163,964)          6,048
Sale of common stock 2,666,666     267   999,733                   1,000,000
Finders fee paid by issuing common                                      -
stock                 533,000       53   199,822                     199,875
Finders fee charged to paid-in
capital                                 (199,875)                   (199,875)
Payment on license
agreement by issuing
common stock          550,000       55   206,195                     206,250
Payment of legal
fee by issuing common
stock                  80,000        8     1,992                       2,000
Net (loss) for the
nine months ended
September 30, 1997                                    (9,127)         (9,127)
Balances, September 30,
1997                5,469,667    $547 $1,377,715   $(173,091)      $1,205,171

The accompanying notes are an integral part of these financial statements


                                  ADVEN, INC.

                           STATEMENT OF CASH FLOWS
            for the nine months ended September 30, 1997 and 1996
                                 (Unaudited)

                                                      1997          1996
	CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                           $(9,127)      $ (1,500)
	Adjustments to reconcile net income
	(loss) to net cash provided (used)
	by operating activities:
	Payment of legal fees by issuing common
        stock                                         2,000            -
        Increase (decrease) in accounts payable      (3,218)          (400)
	Net Cash Provided (used) in
        Operating Activities                        (10,345)        (1,900)

	CASH FLOWS FROM MWSTING ACTIVITIES
        Payment of license agreement               (500,000)

	CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from sale of common stock        1,000,000

        NET INCREASE (DECREASE) IN CASH             489,655         (1,900)

	CASH AND CASH EQUIVALENTS AT BEG@NG
        OF PERIOD                                    13,391         15,635
	CASH AND CASH EQUIVALENTS AT END OF
        PERIOD                                     $503,046        $13,735

	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Cash paid during the year for:
        Interest                                   $   -           $   -
        Income taxes                               $   -           $   -

For purposes of this statement short term investments which have an initial maturity of ninety days or less are considered cash equivalents.

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Legal fees for $2,000 were paid by issuing 80,000 shares of common stock.
A finder fee of $199,875 was paid by issuing 533,000 shares of common stock. Partial payment of the license agreement was made by issuing 550,000 shares of common stock valued at $206,250.

The accompanying notes are an integral part of these financial statements


                                ADVEN, INC.
                     NOTES TO FINANCLAL STATEMENTS

1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: The Company was incorporated m the State of Washington on August 22, 1986. In 1987 the Company entered into an agreement to exchange 21,500,000 shares of unregistered, restricted common stock of the Company for all outstanding capital stock of Surface Technologies, Inc., which became a wholly owned subsidiary of the Company until December 28, 1990. On that date the Company exchanged 100% of its interest in Surface Technologies, Inc. to Forsell Investors Limited Partnership (a related party) in full satisfaction of all amounts owed by the Company to the partnership.

Accounting Method: The Company uses the accrual method of accounting for revenues and expenses.

2 - PUBLIC OFFERING

The Company registered 15,000,000 of its common stock shares with the Securities and Exchange Commission and made an initial public offering of 5,000,000 shares at $.03 per share in 1987.

3 - CAPITALIZATION

The Company approved a 25 to 1 reverse stock split on December 28, 1990 which reduced the number of authorized shares from 100,000,000 to 4,000,000 and reduced the amount of issued and outstanding shares from 40,000,000 to 1,600,000 shares. Immediately after the reverse stock split the Company approved an increase in the authorized common stock to 50,000,000 shares. On December 29, 1993 the Company approved a 4 to I reverse split which reduced the number of authorized shares from 50,000,000 to 12,500,000 and reduced the amount of issued and outstanding shares from 1,600,000 to 400,000 shares. Immediately after the reverse stock split the Company approved an increase in the author common stock to 20,000,000 shares.

4 - CONSOLIDATION

In 1987, the Company entered into an agreement to exchange 21,500,000 shares of stock for all of the outstanding capital stock of Surface Technologies, Inc. The consolidation was accounted for using the purchase method of accounting. Where the ownership and operating control of the combined entity reside in the shareholders of the acquired corporations, generally accepted accounting principles require that the acquired corporation be treated as the purchaser for accounting purposes. Accordingly, the statement of changes in stockholders' equity includes an adjustment in 1987 to record the additional paid-in capital and retained earnings deficit of Surface Technologies, Inc. in the amount of $137,850 and $(149,941) respectively. Similarly, there is an adjustment in 1990 to remove the additional paid in capital and retained earnings deficit of Surface Technologies, Inc. in the amount of $(137,850) and $308,305 respectively upon the disposition of all interest in Surface Technologies, Inc. stock as of December 28, 1990.

5 - RELATED PARTY TRANSACTIONS

Forsell Investors Limited Partnership (FILP) is a limited partnership controlled by Richard Forsell, a shareholder and past President of Adven, Inc. FILP loaned $50,000 to the Company in December 1988. No interest payments had been made on the loan and by November 1990 there was in excess of $13,000 accrued interest in . FILP gave written notice of default on the loan in 1990. FILP agreed to purchase 100% of the stock in Surface Technologies, Inc. (A wholly owned subsidiary acquired in 1987. See note 4) in full satisfaction of its $50,000 loan and all accrued interest. Surface Technologies, Inc. had sustained repeated losses, warranty work problems, and excessive debt which obviated any reasonable prospect for Adven, Inc. to acquire the funds from the subsidiary to service the debt owned to FILP.


In conjunction with the sale of all interest in Surface Technologies, Inc., Richard Forsell agreed to purshcase 4,800,0000 shares of stock in 1990 (prior to the reverse stock split of 25 to 1) for $4,500 to provide funds to pay Advens outstanding bills as of December 1990. The result of these transactions was to eliminate virtually all assets and liabilities from Adven, Inc. which would facilitate the search for a merger candidate to place in the public shell and thereby create value for the shareholders.

6 - FEDERAL INCOME TAXES

Effective as of January 1, 1990 the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 109 Accounting for Income Taxes which establishes generally accepted accounting principles for the financial accounting measurement and disclosure principles for income taxes that are payable or refundable for the current year and for the future tax consequences of events that have been recognized in the financial statements of the Corporation and past and current tax . The change had no effect on prior years results. There are no material timing differences which would produce a deferred tax liability or asset.

The following net operating loss carryforwards as of December 31, 1996 will expire if not applied by the dates scheduled below:


        Year ending December 31.       Net Operating Loss
        2001                                 $    61
        2002                                  21,829
        2003                                  21,740
        2004                                   5,628
        2005                                   4,571
        2006                                     592
        2007                                     415
        2008                                   7,824
        2009                                  28,907
        2010                                   6,416
        2011                                   1,844
                                              99,827


7 - UNCERTAINTIES

During the years presented m the financial statements, the Company has sustained recurring losses, and the source of the Company's operating income was disposed in the sale of all interest in Surface Technologies, Inc. in 1990. As a result of this sale in 1990 the Company was reduced to a public "shell" with no operations.

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accenting Standards Board ("FASB") Statement No. 107 "Disclosure about Fair Value of Financial Instruments," is a part of a continuing process by the FASB to improve information on financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

Cash: The carrying amount reported in the balance sheet for cash approximates fair value.

Accounts Payable: The carrying amount reported m the balance sheet for payables approximates fair value because the maturity is less than one year in duration.

9 - SALES OF EQUITY SECURITES PURSUANT TO REGULATIONS

On March 13, 1997, the Company sold an aggregate of 2,666,666 @ of its Common Stock to a foreign company for an aggregate of $1,000,000. The Company issued an aggregate of 533,000 shares to another foreign entity as finders fee related to the aforementioned $ 1,000,000 sale.

All of the foregoing shares were issued to entities that are not "US Persons' as that term is defined under Regulation S and were issued pursuant to the exemption from registration provided by Regulation S.

10 - SUPPLY AND LICENSED MANUFACTURING AGREEMENT

On March 17, 1997 the Company entered into a supply and licensed manufacturing agreement with DIS International, Inc., a Barbados corporation. Pursuant to the agreement the Company received the exclusive right to formulate, manufacture, sell, distributed, and put into use an oil absorbent urethane foam in Australia and New Zealand.

As consideration for the agreement the Company paid $500,000 cash and is obligated to pay an additional $500,000. The Company also issued 550,000 shares of restricted common stock valued at $206,250.

11 - CONCENTRATTON OF CREDIT RISK

All of the Company cash is held in one account at the Comstock Bank in Carson City, Nevada. The FDIC insured amount is $100,000.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

For more than four years prior to March 17, 1997, the Company had no assets. In 1994, the Company raised $12,000 from the sale of 1,200,000 shares to Henri Hornby and a company owned by Mr. Hornby, and $40,000 from a private placement in November of 1994. During this period operation expenses were paid from the above mentioned sale of stock and the proceeds of two loans:
one non-interest bearing loan received on February 24, 1993 from an unaffiliated party in the amount of $4,125, payable on demand; and one loan made on July 8, 1994 by Henri Hornby in the amount of $3,000, which has since been paid in full.

On March 17, 1997 the Company Entered into a supply and licensed manufacturing agreement with DIS International, Inc., a Barbados corporation. Pursuant to the agreement the Company received the exclusive right to formulate, manufacture, sell, distribute, and put into use an oil absorbent urethane foam in Australia and New Zealand.

As consideration for the agreement the Company paid $500,000 cash and is obligated to pay an additional $500,000. The Company also issued 550,000 shares of restricted common stock valued at $206,250.

Results of Operations

The Company has had no revenues for the past three fiscal years, and does not anticipate having revenues until the Company completes its payment of an additional $500,000 to DIS International, Inc., and further establishes a manufacturing and marketing distribution center in Australia or New Zealand and commences sales. For the years ended December 31, 1995 and 1994 and the three month periods ending Septemeber 30, 1996 and 1995, the Company had net losses of $6,416, $28,907, $309, and $309 respectively.

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


                              March 25, 1998


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