Form 10-Q
period 1997-12-31
ADVEN INC
filed 1998-03-26
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

          X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 1997

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

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on June 30, 1997 was 5,469,667.

ADVEN, INC.

The financial statements of the Registrant included Herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

                                  ADVEN, INC.

                                BALANCE SHEET
                     June 30, 1997 and December 31, 1996
                                    ASSETS
                                                   June 30,
                                                     1997         Dec 30,
                                                  (unaudited)      1996
	CURRENT ASSETS
        Cash                                      $503,105        $13,391

	OTHER ASSETS
	Supply and Licensed Manufacturing
        Agreement                                1,206,250           -

        TOTAL ASSETS                           $ 1,709,355        $13,391


                    LIABILITIES AND STOCKHOLDERS'S EQUITY

        CURRENT LIABILITIES
        Accounts payable                       $      -            $3,218
        License agreement payable                  500,000            -
        Loan payable-non related party               4,125          4,125
        Total Current Liabilities                  504,125          7,343

        STOCKHOLDERS' EQUITY
	Common stock, $.OOO1 par value,
	20,000,000 shares authorized,
        5,469,667 and 1,640,001 shares issued          547            164

	Preferred stock, $.OOO1 par value
	20,000,000 shares authorized, -0-
	shares issued	-	-

        Additional paid-in capital               1,377,715        169,848
        Accumulated (Deficit)                     (173,032)      (163,964)
        Total Stockholders' Equity               1,205,230          6,048

	TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                  $1,709,355        $13,391


The accompanying notes are an integral part of these financial statements


                                  ADVEN, INC.

                           STATEMENT OF OPERATIONS
          for the three and six months ended June 30, 1997 and 1996
                                 (Unaudited)


                                     THREE MONTHS         SIX MONTHS
                                    1997      1996       1997     1996
        REVENUES                   $  -      $  -       $  -     $  -
        OPERATING EXPENSES
        Administrative expenses      500        -        9,068    1,500

        OPERATING (LOSS)            (500)       -       (9,068)  (1,500)
        OTHER INCOME (EXPENSES)       -         -          -        -

	INCOME (LOSS) BEFORE PROVISION
        FOR FEDERAL INCOME TAX      (500)       -       (9,068)  (1,500)

	PROVISION FOR FEDERAL INCOME TAX
        NET INCOME (LOSS)          $ 500    $   -      $(9,068) $(1,500)

        EARNINGS (LOSS) PER SHARE  $ NIL    $ NIL      $  NIL   $  NIL


The accompanying notes are an integral part of these financial statements


                                 ADVEN, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
            Inception (August 22, 1986) through June 30, 1997
                                 (Unaudited)

                                                      Retained        Total
                              Common Stock   Paid in  Earnings   Stockholder's
                             Shares  Amount  Capital  (Deficit)       Equity
Stock issued for
cash at $.0064            2,500,000   $250  $ 15,750                $16,000
Net Loss) for 1986                                         $(61)        (61)
Balances, December 31,
1986                      2,500,000    250    15,750        (61)     15,939
Stock issued for cash
at $.03                   5,000,000    500   149,500                150,000
Costs of stock offering                      (55,258)               (55,258)
Stock issued for all of
the out-standing capital
stock of Surface
Technologies, Inc.       21,500,000  2,150   137,850   (149,941)     (9,941)
Stock issued for services
at $.0001                 1,200,000    120                              120
Net Loss) for 1987                                     (137,539)   (137,539)
Balances, December 31,
1987                     3O,200,000  3,020   247,842   (287,541)    (36,679)
Stock issued for services 5,000,000    500                              500
Net Loss) for 1988                                     -(12,906)    (12,906)
Balances, December 31,
1988                     35,200,000  3,520   247,842   (300,447)    (49,085)
Net Loss) for 1989                                     -(69,516)    (69,516)
Balances, December 31,
1989                     35,200,000  3,520    47,842   (369,963)   (118,601)
Stock issued for cash
at $.0009375              4,800,000    480     4,020                  4,500
Effect of sale of all
interest in Surface
Technologies, Inc. (note 4)                 (137,850)   308,305     170,455
Net Loss) for 1990                                      (56,308)    (56,308)
Effect of reverse stock split of
25 to 1                 (38,400,000)(3,840)    3,840
Balances, December 31,
1990                      1,600,000    160   117,852   (117,966)         46
Net Loss) for 1991                                         (592)       (592)
Balances, December 31,
1991                      1,600,000    160   117,852   (118,558)       (546)
Net Loss) for 1992                                         (415)       (415)
Balances, December 31,
1992                      1,600,000    160   117,852   (118,973)       (961)

The accompanying notes are an integral part of these financial statements


                                    ADVEN, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               Inception (August 22, 1986) through June 30, 1997
                                   (Unaudited)

                                                     Retained        Total
                           Common  Stock   Paid-In   Earnings    Stockholder's
                          Shares   Amount  Capital   (Deficit)      Equity
Balances, December 31,
1992                    1,600,000   160    117,852   (118,973)       (961)
Net (loss) for 1993                                    (7,824)     (7,824)
Effect of reverse stock
split of 4 to 1 on
12-31-93               (1,999,999) (120)       120
Balances, December 31,
1993                      400,001    40    117,972   (126,797)     (8,785)
Sale of common stock    1,240,000   124     51,876                 52,000
Net (loss) for 1994                                   (28,907)    (28,907)
Balances, December 31,
1994                    1,640,001   164    169,848   (155,704)     14,308
Net (loss) for 1995                                    (6,416)     (6,416)
Balances, December 31,
1995                    1,640,001   164    169,848   (162,120)      7,892
Net (loss) for 1996                                    (1,844)     (1,844)
Balances, December 31,
1996                    1,640,001   164    169,848   (163,964)      6,048
Sale of common stock    2,666,666   267    999,733              1,000,000
Finders fee paid by
issuing common stock      533,000    53    199,822                199,875
Finders fee charged
to paid-in capital                        (199,875)              (199,875)
Payment on license
agreement by issuing
common stock              550,000    55    206,195                206,250
Payment of legal fee
by issuing common stock    80,000     8      1,992                  2,000
Net (loss) for the
six months ended June 30, 1997                         (9,068)     (9,068)
Balances, June 30,
1997                    5,469,667   547 $1,377,715  $(173,032)  $1,205,230

The accompanying notes are an integral part of these financial statements


                                 ADVEN, INC.

                          STATEMENT OF CASH FLOWS
               for the six months ended June 30, 1997 and 1996
                                (Unaudited)

                                                   1997             1996
	CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                        $(9,068)        $ (1,500)
	Adjustments to reconcile net income
	(loss) to net cash provided (used)
	by operating activities:
	Payment of legal fees by issuing common
        stock                                      2,000              -
        Increase (decrease) in accounts payable   (3,218)            (400)
	Net Cash Provided (used) in
        Operating Activities                     (10,286)          (1,900)

	CASH FLOWS FROM @STING ACTIVITIES
        Payment of license agreement            (500,000)
	CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from sale of common stock     1,000,000

        NET INCREASE (DECREASE) IN CASH          489,714           (1,900)

	CASH AND CASH EQUIVALENTS AT BEGINNING
        OF PERIOD                                 13,391           15,635

	CASH AND CASH EQUIVALENTS AT END OF
        PERIOD                                  $503,105          $13,735

	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Cash paid during the year for:
        Interest                                $                 $
        Income taxes                            $                 $

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

1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIEES

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

4 - CONSOLIDATION

In 1987, the Company entered into an agreement to exchange 21,500,000 shares of stock for all of the outstanding capital stock of Surface Technologies, Inc. The consolidation was accounted for using the purchase method of accounting. Where the ownership and operating control in the combined entity reside in the shareholders of the accrued corporations, generally accepted accounting principles require that the acquired corporation be treated as the purchaser for accounting purposes. Accordingly, the statement of changes in stockholders' equity includes an adjustment in 1987 to record the additional paid-in capital and retained earnings deficit of Surface Technologies, Inc. in the amount of $137,850 and $(149,941) respectively. Similarly, there is an adjustment in 1990 to remove the additional paid in capital and retained earnings deficit of Surface Technologies, Inc. in the amount of $(137,850) and $308,305 respectively upon the disposition of all interest in Surface Technologies, Inc. stock as of December 28, 1990.

5 - RELATED PARTY TRANSACTIONS

Forsell Investors Limited Partnership (FILP) is a limited partnership controlled by Richard Forsell, a shareholder and past President of Adven, Inc. FILP loaned $50,000 to the Company in December 1988. No interest payments had been made on the loan and by November 1990 there was in excess of $13,000 accrued interest in arrears. FILP gave written notice of default on the loan in 1990. FILP agreed to purchase 100 percent of the stock in Surface Technologies, Inc. (A wholly owned subsidiary acquired in 1987. See note 4) in full satisfaction of its $50,000 loan and all accrued interest. Surface Technologies, Inc. had sustained repeated losses, warranty work problems, and excessive debt which obviated any reasonable prospect for Adven, Inc. to acquire the funds from the subsidiary to service the debt owned to FILP.

In conjunction with the sale of all interest in Surface Technologies, Inc., Richard Forsell agreed to purchase 4,800,000 shares of stock in 1990 (prior to the reverse stock split of 25 to 1) for $4,500 to provide funds to pay Adven's outstanding bills as of December 1990. The result of these actions was to eliminate virtually all assets and liabilities from Adven, Inc. which would facilitate the search for a merger candidate to place in the public shell and thereby create value for the shareholders.

6 - FEDERAL INCOME TAXES

Effective as of January 1, 1990 the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 109 Accounting for Income Taxes which establishes generally accepted accounting principles for the financial accounting measurement and disclosure principles for income taxes that are payable or refundable for the current year and for the future tax consequences of events that have been reorganized the financial statements of the Corporation and past and current tax returns. The change had no effect on prior years results. There are no material timing differences which would produce a deferred tax liability or asset.

The following net operating loss carryforwards as of December 31, 1996 will expire if not applied by the dates scheduled below:

	Year ending December 3 1.	Net Operating Loss
        2001                                 $     61
        2002                                   21,829
        2003                                   21,740
        2004                                    5,628
        2005                                    4,571
        2006                                      592
        2007                                      415
        2008                                    7,824
        2009                                   28,907
        2010                                    6,416
        2011                                    1,844
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

8 - FAIR VALUE OF FINANCLIAL INSTRUMENTS

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

All of the foregoing shares were issued to entities that are not "US Persons" as that term is defined under Regulation S and were issued p to the exemption from registration provided by Regulation S.

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

11 - CONCENTRATTON OF CREDIT RISK

All of the Company cash is held in one account at the Comstock Bank in Carson City, Nevada. The FDIC amount is $100,000.


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

Results of Operations

The Company has had no revenues for the past three fiscal years, and does not anticipate having revenues until the Company completes its payment of an additional $500,000 to DIS International, Inc., and further establishes a manufacturing and marketing distribution center in Australia or New Zealand and commences sales. For the years ended December 31, 1995 and 1994 and the three month periods ending June 30, 1996 and 1995, the Company had net losses of $6,416, $28,907, $3,486, and $500 respectively.

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