Form 10-K
period 1997-12-31
ADVEN INC
filed 1998-03-26
CIK 802206

UNITED STATES
                        SECURITIES EXCHANGE CONMSSION
                           Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

                           For fiscal year ended
                             December 31, 1997

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

        As of December 31, 1997, the Company had 5,469,667 shared of common stock issued and outstanding, and on March 25, 1997, the Company had 5,469,667 shares of common stock issued and outstanding, 859,700 of these shares being held by non-affiliates of the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing bid price of such stock, as of March 25, 1997 is $644,775., based upon $.75 mulitiplied the 859,700 shares of common stock held by non-affiliates.



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


Item 2. Description of Property.

The Company uses the office of its president, located at 3653 Hemlock Court, Reno, Nevada, 89509, provided at no expense to the Company


Item 3. Legal proceedings.

The Company is not involved in any threatened or pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of Security holders during 1997.


PART II

Item 5. Market for the Registrant's Common Equity and Related Matters.

Market Information:

The Common Stock of the Company began trading over the counter on December 3,1996. The following table sets forth for the period indicated the range of high and low representative bid quotations for the Company's Common Stock.

                     Fiscal Year Ended December 31, 1997

                                                Bid

                                High                           Low

  Year Ended Dec. 31, 1997     1.00                           .625


(b) Holders

The Company had approximately 140 shareholders of record as of March 25'Th, 1998, which number does not include shareholders whose shares are held in street or nominee names.

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



                        Selected Operating Information
                        Year Ending December 31, 1995
                                 Adven, Inc.
                                Consolidated

As at and for the Years Ended December 31,

                                1993    1994     1995     1996     1997
        Operating Revenue       Nil     Nil      Nil      Nil      Nil
        Income (Loss)           (7,824) (28,907) (6,416)  (1,844)  8,794
	from operations
        Income (Loss)           (0.02)  (0.02)   Nil      Nil      Nil
	per common share
        Total Assets            Nil     23,187   15,635   13,391   1,710,604
        Long Term Obligations   Nil     Nil      Nil      Nil      505,100
        Redeemable Preferred Stock      Nil      Nil      Nil      Nil
        Cash Dividends          Nil     Nil      Nil      Nil      Nil
	per common share

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

        Subsequent to the Company's year end, Dec 31, 1977, the Company has an additional note receivable of $150,000 with a maturity of less than one year.

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

	The initial $500,000 was paid from the proceeds of the Company's Regulation S offering (see "Item 9 Notes to Financial Statements, Sales of Equity Securities Pursuant to Regulation S"). The Company plans to use the balance of the proceeds from the Regulation S offering to purchase equipment and hire personnel. Management plans to raise the remaining $500,000 required to be paid under the Agreement from the sale of securities. No assurance can be given that the Company will be able to raise sufficient funds.


Results of Operations

The Company has had no revenues for the past three fiscal years, the Company expects revenues to begin in the first half of 1999 subsequent to the establishment of a manufacturing and marketing distribution center in Australia or New Zealand.

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

Other compensation

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 25'TH, 1997, the names of persons who own of record, or were known by the Company to own beneficially, more than five percent of its total issued and outstanding common stock and the beneficial ownership of all such stock as of that date by officers and directors of the Company and all such officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant o r other right to acquire additional securities of the Company, except as may be otherwise noted.


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

	As consideration for the Agreement, the Company has paid $500,000 and is obligated to pay an additional $500,000, and has issued 550,000 shares of its restricted common stock to DIS. The amount and terms of the foregoing consideration were negotiated between the Company and DIS.


	The initial $500,000 was paid from the proceeds of the Company's Regulation S offering (see "Item 9 of Notes to Financial Statements, Sales of Equity Securities Pursuant to Regulation S"). The Company plans to use the balance of the proceeds from the Regulation S offering to purchase equipment and hire personnel. Management plans to raise the remaining $500,000 required to be paid under the Agreement from the sale of securities. No assurance can be given that the Company will be able to raise sufficient funds.


                                PART IV

Item 14.  Exhibits and Reports on Form 8-K

(a)	Exhibits: (1) Financial Statements - The Company's audited financial statements for the year ended December 31, 1997, are attached hereto as Exhibit A.

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

                                Name/Title                   Date

                                Henri Hornby                 March 25, 1998
                                Henri Hornby
                                President / Director


                                Neil F. Hornby               March 25, 1998
                                Neil F. Hornby
                                Secretary Director





Exhibit A
Audited
Financial Statements





                                ADVEN, INC.

            REPORT OF INDEPENDENT CERTIFID PUBLIC ACCOUNTANTS

Board of Directors
Adven, Inc.
3653 Hemlock Court
Reno, NV.  98509

We have audited the accompanying balance sheets of ADVEN, INC. as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the
period ended December 31, 1997.   These financial statements are the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material the financial position of ADVEN, INC. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


ROBERT MOE & ASSOCIATES, P.S.

Spokane, Washington
March 10, 1998


                                  ADVEN, INC.

                                BALANCE SHEET
                          December 31, 1997 and 1996

                                    ASSETS

                                                       1997           1996
	CURRENT ASSETS
        Cash                                         $403,011        $13,391
        Accrued interest receivable                     1,343           -
        Note receivable                               100,000           -
        Total current assets                          504,354         13,391

        OTHER ASSETS

        Supply and Licensed Manufacturing
        Agreement                                   1,206,250           -
        TOTAL ASSETS                              $ 1,710,604        $13,391

                    LIABIILITIES AND STOCKHOLDERS' EQUITY

	CURRENT LIABILITIES
        Accounts payable                          $       975         $3,218
        License agreement payable                     500,000           -
	Loan payable-non related
        party                                           4,125          4,125
        Total Current Liabilities                     505,100          7,343

	STOCKHOLDERS'EQUITY
	Common stock, $.0001 par value,
	20,000,000 shares authorized,
        5,469,667 and 1,640,001 shares issued             547            164

        Preferred stock, $.OOO1 par value
	20,000,000 shares authorized, -0-
        shares issued                                    -               -

        Additional paid-in capital                  1,377,715        169,848
        Accumulated (Deficit)                        (172,758)      (163,964)
        Total Stockholders' Equity                  1,205,504          6,048

	TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                     $1,710,604        $13,391

The accompanying notes are an integral part of these financial statements



                                  ADVEN, INC.

                            STATEMENT OF OPERATIONS
          for the three years ended December 31, 1997, 1996, and 1995

                                            1997          1996        1995
REVENUES                                  $1,343        $   -       $   -
OPERATING EXPENSES
Administrative expenses                   10,137         1,844       6,416
                                          10,137         1,844       6,416
OPERATING (LOSS)                         (8,794)        (1,844)     (6,416)
OTHER INCOME (EXPENSES)

INCOME (LOSS) BEFORE PROVISION
FOR FEDERAL INCOME TAX                   (8,794)        (1,844)     (6,416)

PROVISION FOR FEDERAL INCONM TAX
NET INCOME (LOSS)                       $(8,794)      $ (1,844)    $(6,416)

EARNINGS (LOSS) PER SHARE               $ NIL         $ NIL        $ N]IL


The accompanying notes are an integral part of these financial statements


                                ADVEN, INC.
               STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
         Inception (August 22, 1986) through December 31, 1997

                                                    Retained        Total
                         Common  Stock   Paid-In    Earnings     Stockholder's
                        Shares    Amount  Capital   (Deficit)       Equity

Stock issued for
cash at $.0064        2,500,000    $250  $ 15,750                   $16,000
Net (loss) for 1986                                      $(61)          (61)
Balances, December 31,
1986                  2,500,000     250    15,750         (61)       15,939
Stock issued for
cash at $.03          5,000,000     500   149,500                   150,000
Costs of stock offering                   (55,258)                  (55,258)
Stock issued for all of the out-
standing capital stock of Surface
Technologies, Inc.   21,500,000   2,150   137,850    (149,941)       (9,941)
Stock issued for
services at $.OOO1    1,200,000     120                                 120
Net (loss) for 1987                                  (137,539)     (137,539)
Balances, December 31,
1987                 30,200,000   3,020   247,842    (287,541)      (36,679)
Stock issued for
services              5,000,000     500                                 500
Net (loss) for 1988                                   (12,906)      (12,906)
Balances, December 31,
1988                 35,200,000   3,520   247,842    (300,447)       (49,085)
Net (loss) for 1989                                   (69,516        (69,516)
Balances, December 31,
1989                 35,200,000   3,520   247,842    (369,963)      (118,601)
Stock issued for cash
at $.0009375          4,800,000     480     4,020                      4,500
Effect of sale of
all interest in Surface
Technologies, Inc. (note 4)              (137,850)    308,305        170,455
Net (loss) for 1990                                   (56,308)       (56,308)
Effect of reverse stock split of
25 to 1             (38,400,000)(3,840)     3,840
Balances, December 31,
1990                  1,600,000    160    117,852     117,966)            46
Net (loss) for 1991                                      (592)          (592)
Balances, December 31,
1991                  1,600,000    160    117,852    (118,558)          (546)
Net (loss) for 1992                                      (415)          (415)
Balances, December 31,
1992                  1,600,000    160    117,852    (118,973)          (961)
Balances, December 31,
1992                  1,600,000    160    117,852    (118,973)          (961)
Net (loss) for 1993                                    (7,824)        (7,824)
Effect of reverse stock split of 4
to 1 on 12-31-93     (1,999,999) (120)        120
Balances, December 31,
1993                    400,001    40     117,972    (126,797)        (8,785)
Sale of common stock  1,240,000   124      51,876                     52,000
Net (loss) for 1994                                   (28,907)       (28,907)
Balances, December 31,
1994                  1,640,001   164     169,848    (155,704)        14,308
Net (loss) for 1995                                    (6,416)        (6,416)
Balances, December 31,
1995                 1,640,001    164     169,848    (162,120)         7,892
Net (loss) for 1996                                    (1,844)        (1,844)
Balances, December 31,
1996                 1,640,001    164     169,848    (163,964)         6,048
Sale of common stock 2,666,666    267     999,733                  1,000,000
Finders fee paid by issuing common                                      -
stock                 533,000      53     199,822                    199,875
Finders fee charged to paid-in
capital                                  (199,875)                  (199,875)
Payment on license agreement
by issuing common stock 550,000   55      206,195                    206,250
Payment of legal fee by issuing
common stock             80,000    8        1,992                      2,000
Net (loss) for 1997                                    (8,794)        (8,794)
Balances, December 31,
1997                  5,469,667 $547   $1,377,715    $(172,758)   $1,205,504


The accompanying notes are an integral part of these financial statements


                                 ADVEN, INC.

                          STATEMENT OF CASH FLOWS
          for the years ended December 31, 1997, 1996, and 1995

                                          1997          1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                       $(8,794)    $ (1,844)    $ (6,416)
Adjustments to reconcile net income
(loss) to net cash provided (used)
by operating activities:
Payment of legal fees by issuing
common stock                              2,000
Increase (decrease) in accrued
interest receivable                      (1,343)
Increase (decrease) in accounts
payable                                  (2,243)        (400)      (1,136)
Net Cash Provided (used) in
Operating Activities                    (10,380)      (2,244)      (7,552)

CASH FLOWS FROM INVSTING ACTIVITIES
Payment of license agreement           (500,000)
(Increase) decrease in note receivable (100,000)
                                       (600,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock    1,000,000

NET INCREASE (DECREASE) IN CASH         389,620       (2,244)      (7,552)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                13,391       15,635       23,187

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                 $403,011      $13,391      $15,635

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest                               $   -         $   -        $   -
Income taxes                           $   -         $   -        $   -

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

The accompanying notes are an integral pan of these financial statements.


                                  ADVEN, INC.
                        NOTES TO FINANCIAL STATEMENTS

1 - ORGANIZATION AND SIGNMCANT ACCOUNTING POLICIIES

Organization: The Company was incorporated in the State of Washington on August 22, 1986. In 1987 the Company entered into an agreement to exchange 21,500,000 shares of unregistered, restricted common stock of the Company for all outstanding capital stock of Surface Technologies, Inc., which became a wholly owned subsidiary of the Company until December 28, 1990. On that date the Company exchanged 100% of its interest in Surface Technologies, Inc. to Forsell Investors Limited Partnership (a related party) in RW satisfaction of all amounts owed by the Company to the partnership.

Accounting Method: The Company uses the accrual method of accounting for revenues and expenses.

2 - PUBLIC OFFERING

The Company registered 15,000,000 of its common stock shares with the Securities and Exchange Commission and made an initial public offering of 5,000,000 shares at $.03 per slim in 1987.

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

5 - RELATED PARTY TRANSACTIONS

Forsell Investors Limited Partnership (FILP) is a limited partnership controlled by Richard Forsell, a shareholder and past President of Adven Inc. FILP loaned $50,000 to the Company in December 1988. No interest payments had been made on the loan and by November 1990 there was in excess of $13,000 accrued interest in arrears. FILP gave written notice of default on the loan in 1990. FILP agreed to purchase 100% of the stock in Surface Technologies, Inc. (A wholly owned subsidiary acquired in 1987. See note 4) in full satisfaction of its $50,000 loan and all accrued interest Surface Technologies, Inc. had sustained repeated losses, warranty work problems, and excessive debt which obviated any reasonable prospect for Adven Inc.
to acquire the funds from the subsidiary to service the debt owned to FILP.

In conjunction with the sale of all interest in Surface Technologies, Inc., Richard Forsell agreed to purchase 4,800,000 shares of stock in 1990 (prior to the reverse stock split of 25 to 1) for $4,500 to provide funds to pay Advens outstanding bills as of December 1990. The result of these actions was to eliminate virtually all assets and liabilities from Adven Inc. which would facilitate the search for a merger candidate to place in the public shell and thereby create value for the shareholders.

6 - FEDERAL INCOME TAXES

Effective as of January 1, 1990 the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 109 Accounting for Income Taxes which establishes generally accepted accounting principles for the financial accounting measurement and disclosure principles for income taxes that are payable or refundable for the current year and for the future tax consequences of events that have been recognized in the financial statements of the Corporation and past and current tax. The change had no effect on prior years results. There are no material timing differences which would produce a deferred tax liability or asset.

The following net operating loss carryforwards as of December 31, 1997 will expire if not applied by the dates scheduled below:

        Year ending December 31.       Net Operating Loss
        2001                                  $     61
        2002                                    21,829
        2003                                    21,740
        2004                                     5,628
        2005                                     4,571
        2006                                       592
        2007                                       415
        2008                                     7,824
        2009                                    28,907
        2010                                     6,416
        2011                                     1,844
        2012                                     8,794
                                                99,621

7- UNCERTANTIES

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

Note Receivable and Accounts Payable: The carrying amount reported in the balance far value because the maturity is less than one year in duration.

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

10 - SUPPLY AND LICENSED MANUFACTURING AGREEMENT

On March 17, 1997 the Company entered into a supply and licensed manufacturing agreement with DIS International Inc., a Barbados corporation. Pursuant to the agreement the Company received the exclusive right to formulate, manufacture, sell, distribute, and put into use an oil absorbent urethane foam in Australia and New Zealand.

As consideration for the agreement the Company paid $500,000 cash and is obligated to pay an additional $500,000. The terms of the additional payment are currently being negotiated and management believes that interest on the payment will not start to accrue until after December 31, 1997. The Company also issued 550,000 shares of restricted common stock valued at $206,250.

11 - CONCENTRATION OF CREDIT RISK

All of the Company cash is held in one account at the Comstock Bank in Carson City, Nevada. The FDIC amount is $100,000.