Form 10-Q
period 1998-03-31
ADVEN INC
filed 1998-05-11
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

          X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended March 31, 1998

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

---------------------------------------------------------------------------


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

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on March 31, 1998 was 5,469,667.

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

ADVEN, INC.

BALANCE SHEET
March 31, 1998 and 1997

ASSETS
                              March 31, 1998       December, 31
                               (Unaudited)           1997
CURRENT ASSETS
Cash                           $100,011             $403,011
Accrued interest receivable       5,384                1,343
Note receivable                 275,000              100,000
Total current assets            380,395              504,354

OTHER ASSETS
Supply and Licensed Manufacturing
Agreement                     1,206,250            1,206,250

TOTAL ASSETS                   $586,645          $ 1,710,604

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable        $           975       $         975
License agreement payable       375,000             500,000
Loan payable-non related party    4,125               4,125
Total Current Liabilities       380,100             505,100

STOCKHOLDERS' EQLIITY
Common stock, $.0001 par value,
20,000,000 shares authorized,
5,469,667 and 1,640,001 shares
issued                              547                 547

Preferred stock, $.0001 par value
20,000,000 shares authorized, -0-
shares issued                       -                   -

Additional paid-in capital    1,377,715           1,377,715
Accumulated (Deficit)          (171,717)           (172,758)
Total Stockholders' Equity    1,206,545           1,205,504

TOTAL LLABILITIES AND STOCKHOLDERS'
EQUITY                       $1,586,645          $1,710,604

The accompanying notes are an integral part of these financial statements


ADVEN, INC.

STATEMENT OF OPERATIONS
for the three months ended March 31, 1998 and 1997
(Unaudited)


                                  THREE   MONTHS
                                  1998    1997
REVENUES                        $ 4,041 $      -
OPERATING EXPENSES
Administrative expenses           3,000   8,568

OPERATING INCOME (LOSS)           1,041   (8,568)
OTHER INCOME (EXPENSES)

INCONE (LOSS) BEFORE PROVISION
FOR FEDERAL INCOME TAX            1,041   (8,568)

PROVISION FOR FEDERAL INCOME TAX
NET INCOME (LOSS)                $1,041  $(8,568)

EARNINGS (LOSS) PER SHARE       $   NIL $   NILL


The accompanying notes are an integral part of these financial statements

ADVEN, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
Inception (August 22, 1986) through March 31, 1998
(Unaudited)

                                                 Retained        Total
                      Common    Stock   Paid-In Earnings        Stockholder's
                      Shares    Amount  Capital (Deficit)       Equity
Stock issued for
cash at $.0064       2,500,000  $250   $ 15,750                $16,000
Net (loss) for 1986                                 $(61)          (61)
Balances, December
31, 1986             2,500,000   250     15,750      (61)       15,939
Stock issued for
cash at $.03         5,000,000   500     149,500               150,000
Costs of stock
offering                                 (55,258)              (55,258)
Stock issued for all of the out-
standing capital stock of Surface
Technologies, Inc.  21,500,000  2,150    137,850  (149,941)     (9,941)
Stock issued for
services at $.0001   1,200,000    120                              120
Net (loss) for 1987                               (137,539)   (137,539)
Balances, December
31, 1987            30,200,000  3,020   247,842   (287,541)    (36,679)
Stock issued for
services             5,000,000    500                              500
Net (loss) for 1988                                (12,906)    (12,906)
Balances, December
31, 1988            35,200,000  3,520   247,842   (300,447)    (49,085)
Net (loss) for 1989                                (69,516)    (69,516)
Balances, December
31, 1989            35,200,000  3,520   247,842   (369,963)   (118,601)
Stock issued for
cash at $.0009375    4,800,000    480     4,020                  4,500
Effect of sale of
all interest in
Surface Technologies,
Inc. (note 4)                          (137,850)   308,305      170,455
Net (loss) for 1990                                (56,308)     (56,308)
Effect of reverse stock split of
25 to 1            (38,400,000)(3,840)    3,840
Balances, December
31, 1990             1,600,000    160   117,852   (117,966)          46
Net (loss) for 1991                                   (592)        (592)
Balances, December
31, 1991             1,600,000    160    17,852   (118,558)        (546)
Net (loss) for 1992                                   (415)        (415)
Balances, December
31, 1992             1,600,000    160   17,852    (118,973)        (961)
Net (loss) for 1993                                 (7,824)      (7,824)
Effect of reverse stock split of 4
to 1 on 12-31-93   (1,999,999)   (120)    120
Balances, December
31, 1993              400,001      40 117,972     (126,797)      (8,785)
Sale of common
stock               1,240,000     124  51,876                    52,000
Net (loss) for 1994                                (28,907)     (28,907)
Balances, December
31, 1994            1,640,001     164 169,848     (155,704)      14,308
Net (loss) for 1995                                 (6,416)      (6,416)

Balances, December
31, 1995            1,640,001     164 169,848     (162,120)       7,892
Net (loss) for 1996                                 (1,844)      (1,844)
Balances, December
31, 1996            1,640,001     164 169,848     (163,964)       6,048
Sale of common
stock               2,666,666     267 999,733                 1,000,000
Finders fee paid by issuing common                                  -
stock                 533,000      53 199,822                   199,875
Finders fee charged to paid-in                                  -
capital                              (199,875)                 (199,875)
Payment on license agreement                                    -
by issuing common
stock                550,000       55 206,195                   206,250
Payment of legal fee by issuing                                 -
common stock          80,000        8   1,992                     2,000
Net (loss) for 1997                                 (8,794)      (8,794)
Balances, December
31, 1997           5,469,667      547 1,377,715   (172,758)   1,205,504
Net income for the three
months ended March
31, 1998                                             1,041         1,041
Balances, March
31, 1998         5,469,667   $547    $1,377,715      1,717   1,206,545

The accompanying notes are an integral part of these financial statements

ADVEN, INC.

STATEMENT OF CASH FLOWS
for the years ended March 31, 1998 and 1997
(Unaudited)

                                                     1998    1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $1,041  $ (8,568)
Adjustments to reconcile net income
to net cash provided (used)
by operating activities:
Payment of legal fees by issuing common stock         -       2,000
(Increase) in accrued interest receivable           4,041       -
Increase (decrease) in accounts payable              -       (5,289)
Net Cash Provided (used) in
Operating Activities                                3,000   (1,279)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment of license agreement                     (125,000) (500,000)
Increase in note receivable                      (175,000)
                                                 (300,000) (500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                  -      1,000,000
NET INCREASE (DECREASE) IN CASH                  (303,000)   498,721
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                         403,011     13,391
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                       $    100,011  $ 512,112

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                $          -    $        -
Income taxes                            $          -    $        -

For purposes of this statement short term investments which have an initial maturity of ninety days or less are considered cash equivalents.

SUPPLENMNTAL SCHEDULE OF NONCASH ACTIVITIES
Legal fees for $2,000 were paid by issuing 80,000 shares of common stock.
A finder fee of $199,875 was paid by issuing 533,000 shares of common stock. Partial payment of the license agreement was made by issuing 550,000 shares of common stock valued at $206,250.

		ADVEN, INC.
                NOTES TO FINANCIAL STATENENTS

        1 -     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICILES

Organization: The Company was incorporated in the State of Washington on August 22, 1986. In 1987 the Company entered into an agreement to exchange 21,500,000 shares of unregistered, restricted common stock of the Company for all outstanding capital stock of Surface Technologies, Inc., which became a wholly owned subsidiary of the Company until December 28, 1990. On that date the Company exchanged 100 o/o of its interest in Surface Technologies, Inc. to Forsell Investors Limited Partners (a related party) in full satisfaction of all amounts owed by the Company to the partnership.

Accounting Method: The Company uses the accrual method of accounting for revenues and expenses.

        2 -     PUBLIC OFFERING

The Company registered 15,000,000 of its common stock shares with the Securities and Exchange Commission and made an initial public offering of 5,000,000 shares at $.03 per share in 1987.

	3 -	CAPITALIZATION

The Company approved a 25 to I reverse stock split on December 28, 1990 which reduced the number of authorized shares from 100,000,000 to 4,000,000 and reduced the amount of issued and outstanding shares from 40,000,000 to 1,600,000 shares. Immediately after the reverse stock split the Company approved an increase in the authorized common stock to 50,000,000 shares.
On December 29, 1993 the Company approved a 4 to 1 reverse split which reduced the number of authorized shares from 50,000,000 to 12,500,000 and reduced the amount of issued and outstanding shares from 1,600,000 to 400,000 shares. Immediately after the reverse stock split the Company approved an increase in the author common stock to 20,000,000 shares.

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

        5 -     RELATED PARTY TRANSACTIONS

Forsell Investors Limited Partnership (FILP) is a limited partnership controlled by Richard Forsell, a shareholder and past President of Adven, Inc. FILP loaned $50,000 to the Company in December 1988. No interest payments had been made on the loan and by November 1990 there was in excess of $13,000 accrued interest in arrears. FILP gave written notice of default on the loan in 1990. FILP agreed to purchase 100% of the stock in Surface Technologies, Inc. (A wholly owned subsidiary acquired in 1987. See note 4) in full satisfaction of its $50,000 loan and all accrued interest Surface Technologies, Inc. had sustained repeated losses, warranty work problems, and excessive debt which obviated any reasonable prospect for Advei4 Inc. to acquire the funds from the subsidiary to service the debt owned to FILP.
In conjunction with the sale of all interest in Surface Technologies, Inc., Richard Forsell agreed to purchase 4,800,000 shares of stock in 1990 (prior to the reverse stock split of 25 to 1) for $4,500 to provide funds to pay Adven's outstanding bills as of December 1990. The result of these transactions was to eliminate virtually all assets and liabilities from Adven, Inc. which would facilitate the search for a merger candidate to place in the public shell and thereby create value for the shareholders.

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

	7 - UNCERTAINTTES

During the years presented in the financial statements, the Company has sustained recurring losses, and the source of the Company's operating income was disposed in the sale of all interest in Surface Technologies, Inc. in 1990. The Companie's agreement dated March 17, 1997 with DIS, Inc. currently produces no revenue, and any future revenues are uncertain.

       8 - FAIR VALUE OF FINANCLAL INSTRUMIENT'S

Financial Accenting Standards Board ("FASU") Statement No. 107 "Disclosure about Fair Value of Financial Instruments," is a part of a continuing process by the FASB to improve information on financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement

Cash: The carrying amount reported in the balance sheet for cash approximates fair value.

Note Receivable and Accounts Payable: The carrying amount reported in the balance sheet approximates fair value because the maturity is less than one year in duration.

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

As consideration for the agreement the Company paid $625,000 cash and are obligated to pay an additional $375,000. The terms of the additional payments were negotiated on March 27, 1998 and were as follows:

       May 29, 1998           $100,000
       July 31, 1998          $100,000
       September 30,1998      $100,000
       December 4, 1998       $ 75,000

No interest shall accrue on the above payments if timely made. The March 27, 1998 payment was made on time. The Company also issued 550,000 shares of restricted common stock valued at $206,250.

11 - CONCENTRATION OF CREDIT RISK

All of the Company cash is held in one account at the Comstock Bank in Carson City, Nevada. The FDIC amount is $ 100,000.

12 - NOTES RECEIVABLE

All notes receivable are with Wincanton Corporation for one year at 10 percent simple interest.

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


                                May 8, 1998


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










9