Form 10-Q
period 1998-06-30
ADVEN INC
filed 1998-09-11
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

          X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 1998

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

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on June 30, 1998 was 5,469,667.

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

ADVEN, INC.

BALANCE SHEET
June 30, 1998 and December 31, 1997

ASSETS
                                        June 30,
                                        1998            Dec 31,
                                        (Unaudited)     1997
CURRENT ASSETS
Cash                                    $3,425          $403,011
Accrued interest receivable             13,475             1,343
Note receivable                         371,000          100,000
Total current assets                    387,900          504,354

OTHER ASSETS
Supply and Licensed Manufacturing
Agreement                               1,206,250       1,206,250

TOTAL ASSETS                            $1,594,150      $1,710,604


LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
Accounts payable                        $   975         $   975
License agreement payable               375,000         500,000
Loan payable-non related party            4,125           4,125
Total Current Liabilities               380,100         505,100

STOCKHOLDERS' EQUITY
Common stock, $.OOO1 par value,
20,000,000 shares authorized,
5,469,667 shares issued                     547             547

Preferred stock, $.OOO1 par value
20,000,000 shares authorized, -0-
shares issued   -       -

Additional paid-in capital              1,377,715       1,377,715
Accumulated (Deficit)                    (164,212)      (172,758)
Total Stockholders' Equity              1,214,050       1,205,504

TOTAL LIABILITIES AND STOCKIIOLDERS'
EQUITY                                  $1,594,150     $1,710,604

 accompanying notes are an integral part of these financial statements

ADVEN, INC.

STATEMENT OF OPERATIONS
for the three and six months ended June 30, 1998 and 1997
(Unaudited)


                                THREE MONTHS            SIX     MONTHS
                                1998    1997       1998          1997
REVENUES                      $8,091      -     $12,132 $
OPERATING EXPENSES
Administrative expenses         586     500       3,586         9,068

OPERATING INCOME (LOSS)         7,505   (500)     8,546        (9,068)
OTHER INCOME (EYPENSES)         -

INCOME (LOSS) BEFORE PROVISION
FOR FEDERAL INCOME TAX          7,505   (500)     8,546        (9,068)

PROVISION FOR FEDERAL INCOME    TAX
NET INCOME (LOSS)               7,505  $(500)    $8,546       $(9,068)

EARNINGS (LOSS) PER SHARE       $ NIL   $ NIL     $ NIL       $ NIL

The accompanying notes are an integral part of these financial statements

ADVEN, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
Inception (August 22, 1986) through June 30, 1998
(Unaudited)
                                         Retained        Total
                Common  Stock   Paid-in  Earnings        Stockholder's
                Shares  Amount  Capital  (Deficit)       Equity
Stock issued for
cash at $.0064  2,500,000 $250  $ 15,750                $16,000
Net (loss) for 1986                         $(61)           (61)
Balances,December
31, 1986        2,500,000  250    15,750     (61)        15,939
Stock issued for
cash at $.03    5,000,000  500   149,500                150,000
Costs of stock offering          (55,258)               (55,258)
Stock issued for all of the out-
standing capital stock of Surface
Technologies,
Inc.           21,500,000 2,150  137,850(149,941)        (9,941)
Stock issued for services
at $.OOO1       1,200,000   120                             120
Net (loss) for 1987                     (137,539)      (137,539)
Balances, December 31,
1987           30,200,000 3,020  247,942(287,541)       (36,679)
Stock issued for
services        5,000,000   500                             500
Net (loss) for 1988                      (12,906)       (12,906)
Balances, December 31,
1988           35,200,000 3,520   47,842(300,447)       (49,085)
Net loss) for 1989                       (69,516)       (69,516)
Balances, December 31,
1989           35,200,000 3,520  247,842(369,963)       (118,601)
Stock issued for cash at
$.0009375       4,800,000   480    4,020                   4,500
Effect of sale of all interest in
Surface Technologies, Inc. (note 4)
                                (137,850)308,305         170,455
Net (loss) for 1990                      (56,308)        (56,308)
Effect of reverse stock split of
25 to 1       (38,400,000)(3,840)  3,840
Balances, December 31,
1990            1,600,000    160 117,852(117,966)             46
Net (loss) for 1991                         (592)           (592)
Balances, December 31,
1991            1,600,000    160 117,852 (118,558)          (546)
Net (loss) for 1992                          (415)          (415)
Balances, December 31,
1992            1,600,000    160 117,852 (118,973)          (961)
Balances, December 31,
1992            1,600,000    160 117,852 (118,973)          (961)
Net (loss) for 1993                        (7,824)        (7,824)
Effect of reverse stock split of 4
to I on 12-31-93
               (1,999,999)  (120)    120
Balances, December 31,
1993              400,001     40 117,972 (126,797)       (8,785)

Sale of common
stock           1,240,000    124  51,876   52,000
Net (loss) for 1994                       (28,907)      (28,907)
Balances, December 31,
1994            1,640,001    164 169,848 (155,704)       14,308
Net (loss) for 1995                        (6,416)       (6,416)
Balances, December 31,
1995            1,640,001    164 169,848 (162,120)        7,892
Net (loss) for 1996                        (1,844)       (1,844)
Balances, December 31,
1996            1,640,001    164 169,848 (163,964)        6,048
Sale of common
stock           2,666,666    267 999,733              1,000,000
Finders fee paid by issuing common
stock             533,000     53 199,822                199,875
Finders fee charged to
paid-in capital                 (199,875)              (199,875)
Payment on license agreement by issuing
common stock      550,000     55 206,195                206,250
Payment of legal fee by issuing
common stock       80,000      8   1,992                  2,000
Net (loss) for 1997     -       -       -  (8,794)       (8,794)
Balances, December 31,
1997            5,469,667    547 1,377,715 (712,758)  1,205,504
Net income for the six months
ended June 30, 1998                         8,546         8,546
Balances, June 30, 1998
                5,469,667   $547 $1,377,715 $(164,212) $1,214,050

The accompanying notes are an integral part of these financial statements

ADVEN, INC.

STATEMENT OF CASH FLOWS

for the six months ended June 30, 1998 and 1997
	(Unaudited)

                                        1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                       8,546           (8,568)
Adjustments to reconcile net income
(loss) to net cash provided (used)
by operating activities:
Payment of legal fees by issuing common stock            2,000
(Increase) decrease in accrued
interest receivable                   (12,132)              -
Increase (decrease) in accounts payable  -              (5,289)
Net Cash Provided (used) in
Operating Activities                   (3,586)          (1,279)

	CASH FLOWS FROM INVESTING ACTIVITIES
Payment of license agreement         (125,000)        (500,000)
Increase in note receivable          (271,000)
                                     (396,000)        (500,000)

	CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock       -           1,000,000

NET INCREASE (DECREASE) IN CASH      (399,586)         498,721

CASH AND CASH EQUIVALENTS AT BEGINNING
        OF PERIOD                     403,011           13,391

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                  3,425         $512,112

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
                        Interest        $       -       $
                        Income taxes    $       -       $


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

3 - CAPITALIZATION

The Company approved a 25 to 1 reverse stock split on December 28, 1990 which reduced the number of authorized shares from 100,000,000 to 4,000,000 and reduced the amount of issued and outstanding shares from 40,000,000 to 1,600,000. Immediately after the reverse stock split the Company approved an increase in the authorized common stock to 50,000,000 shares. On December 29, 1993 the Company approved a 4 to 1 reverse split which reduced the number of authorized shares from 50,000,000 to 12,500,000 and reduced the amount of issued and outstanding shares from 1,600,000 to 400,000 shares. Immediately after the reverse stock split the Company approved an increase in the authorized common stock to 20,000,000 shares.

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

5 - RELATED PARTY TRANSACTIONS

Forsell Investors Limited Partnership (FILP) is a limited partnership controlled by Richard Forsell, a shareholder and past President of Adven, Inc. FILP loaned $50,000 to the Company in December 1988. No interest payments had been made on the loan and by November 1990 there was in excess of $13,000 accrued interest in arrears. FILP gave written notice of default on the loan in 1990. FILP agreed to purchase 100% of the stock in Surface Technologies, Inc. (A wholly owned subsidiary acquired in 1987. See note
4) in full satisfaction of its $50,000 loan and all accrued interest. Surface Technologies, Inc. had sustained repeated losses, warranty work problems, and excessive debt which obviated any reasonable prospect for Adven Inc. to acquire the funds from the subsidiary to service the debt owed to FILP.

In conjunction with the sale of all interest in Surface Technologies, Inc., Richard Forsell agreed to purchase 4,800,000 shares of stock in 1990 (prior to the reverse stock split of 25 to 1) for $4,500 to provide funds to pay Adven's ongoing bills as of December 1990. The result of these transactions was to eliminate virtually all assets and liabilities from Adven, Inc. which would facilitate the search for a merger candidate to place in the public shell and thereby create value for the shareholders.

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

The following net operating loss carry-forwards as of December 31, 1996 will expire if not applied by the dates scheduled below:

	Year ending December 3 1,	Net Operating Loss
        2001                            $ 61
        2002                            21,829
        2003                            21,740
        2004                            5,628
        2005                            4,571
        2006                            592
        2007                            415
        2008                            7,824
        2009                            28,907
        2010                            6,416
        2011                            1,844
        2012                            8,794
                                        $108,621

7 - UNCERTAINTIES

During the years presented in the financial statements, the Company has sustained recurring losses, and the source of the Company's operating income was disposed in the sale of all interest in Surface Technologies, Inc. in 1990. As a result of this sale in 1990 the Company was reduced to a public "shell" with no operations.

8 - FAIR VALUE OF FINANCLAL INSTRUMENT'S

Financial Accenting Standards Board ("FASB") Statement No. 107 "Disclosure about Fair Value of Financial statements," is a part of a continuing process by the FASB to improve information on financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement

Cash: The carrying amount reported in the balance sheet for cash approximates fair value.

Note Receivable and Accounts Payable: The carrying amount reported in the balance sheet for payables approximates fair value because the maturity is less than one year in duration.

9 - SALES OF EQUITY SECURTTIES PURSUANT TO REGULATIONS
On March 13, 1997, the Company sold an aggregate of 2,666,666 shares of its Common Stock to a foreign company for an aggregate of $1,000,000. The Company issued an aggregate of 533,000 shares to another foreign entity as finders fee related to the aforementioned $1,000,000 sale.

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

As consideration for the agreement the Company paid $500,000 cash and is obligated to pay an additional $500,000. The terms of the additional payments were negotiated on March 27, 1998 and were as follows.

        March 27, 1998          $125,000
        May29,1998              $100,000
        July 31, 1998           $ 100,000
	September3O,l998	$100,000
	December 4, 1998	$ 75,000

No interest shall accrue on the above payments if timely made. The March 27, 1998 payment was made on time. The Company also issued 550,000 shares of restricted stock valued at $206,250.

11 - CONCENTRATION OF CREDIT RISK

All of the Company cash is held in one account at the Comstock Bank in Carson City, Nevada. The FDIC amount is $100,000.

12 - NOTES RECEIVABLE

All notes receivable are With Wincanton Corporation for one year at 10% simple interest.


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


                              September 10, 1998


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