Form 10-Q
period 1998-09-30
ADVEN INC
filed 1998-11-17
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

          X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended Sept 30, 1998

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




ADVEN, INC.

BALANCE SHEET
Sept 30, 1998 and December 31, 1997

ASSETS
                                        Sept 30,
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
STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
Inception (August 22, 1986) through Sept 30, 1998
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




ADVEN, INC.

STATEMENT OF CASH FLOWS

for the nine months ended Sept 30, 1998 and 1997
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

The Board of directors approved issuance of 1,806,924 shares in exchange for indebtedness of $451,736, which includes principal and interest.




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




5 - RELATED PARTY TRANSACTIONS (continued)

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

        Year ending December 31,       Net Operating Loss
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