Form 10-K
period 1998-12-31
ADVEN INC
filed 1999-03-31
CIK 802206

UNITED STATES
                        SECURITIES EXCHANGE CONMSSION
                           Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

                           For fiscal year ended
                             December 31, 1998

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

        As of December 31, 1998, the Company had 5,469,667 shared of common stock issued and outstanding, and on March 31, 1997, the Company had 5,469,667 shares of common stock issued and outstanding, 859,700 of these shares being held by non-affiliates of the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing bid price of such stock, as of March 31, 1998 is $51,582., based upon $.06 mulitiplied the 859,700 shares of common stock held by non-affiliates.



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

                     Fiscal Year Ended December 31, 1998

                                                Bid

                                High                           Low

  Year Ended Dec. 31, 1997      0.40                           0.06


(b) Holders

The Company had approximately 140 shareholders of record as of March 31, 1999, which number does not include shareholders whose shares are held in street or nominee names.

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



                        Selected Operating Information
                        Year Ending December 31, 1995
                                 Adven, Inc.
                                Consolidated

As at and for the Years Ended December 31,

                                1994     1995     1996     1997	  1998
        Operating Revenue        Nil     Nil      Nil      1,343    25,180
        Income (Loss)           (28,907) (6,416)  (1,844)  (8,794)  11,975
	from operations
        Income (Loss)           (0.02)   Nil      (.0011)  (.0016)  .0022
	per common share
        Total Assets             23,187  15,635   13,391   1,710,604 1,609,639
        Long Term Obligations    Nil     Nil      Nil      505,100   389,160
        Redeemable Preferred Stock       Nil      Nil      Nil      Nil
        Cash Dividends           Nil     Nil      Nil      Nil      Nil
	per common share

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

During 1998, the Company received common stock valued at $397,523 from a related corporation (see Note 2) as payment on several notes receivable.

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

	As consideration for the Agreement, the Company has paid $625,000 and is obligated to pay an additional $375,000 within the next six months. The amount and terms of the foregoing consideration were negotiated between the Company and DIS.

	The initial $625,000 was paid from the proceeds of the Company's Regulation S offering (see "Item 9 Notes to Financial Statements, Sales of Equity Securities Pursuant to Regulation S"). The Company plans to use the balance of the proceeds from the Regulation S offering to purchase equipment and hire personnel. Management plans to raise the remaining $375,000 required to be paid under the Agreement from the sale of securities. No assurance can be given that the Company will be able to raise sufficient funds.


Results of Operations

The Company has had little to no revenues for the past three fiscal years, the Company expects revenues to begin in the second half of 2000 subsequent to the establishment of a manufacturing and marketing distribution center in Australia or New Zealand.

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

	The term of the Agreement is five years; however, the Company has the right to renew the Agreement for successive five year periods, provided the Company is not in default under the Agreement at that time. DIS has the right to terminate the Agreement upon 60 days written notice in the event that the Company fails to meet its obligations under the Agreement or acts in a manner prohibited under the Agreement. The Company has a right to cure any deficiency within the 60 day period. The Company's principal obligations under the Agreement are to pay the balance of the licensing fee ($375,000) and purchase minimum quotas of materials from DIS and to manufacture and exploit the sale and distribution of Zorbolite in the Territory. DIS also has the right to terminate the Agreement upon the happening of certain events related to the bankruptcy or insolvency of the Company.

	As consideration for the Agreement, the Company has paid $625,000 and is obligated to pay an additional $375,000, and has issued 550,000 shares of its restricted common stock to DIS. The amount and terms of the foregoing consideration were negotiated between the Company and DIS.

	The initial $625,000 was paid from the proceeds of the Company's Regulation S offering (see "Item 9 of Notes to Financial Statements, Sales of Equity Securities Pursuant to Regulation S"). The Company plans to use the balance of the proceeds from the Regulation S offering to purchase equipment and hire personnel. Management plans to raise the remaining $375,000 required to be paid under the Agreement from the sale of securities. No assurance can be given that the Company will be able to raise sufficient funds.

During 1997, Adven, Inc. loaned Wincanton Corporation a total of $ 1 00,000 at 1O% interest per annum, to be paid one year from the dates of issuance.

During 1998, Adven, Inc. loaned Wincanton Corporation an additional $275,000 also at 10% interest per annum. These notes were also to be paid one year from the dates of issuance. Wincanton Corporation repaid $4,000 on the notes during 1998. On October 7, 1998, the Company exchanged the total notes receivable balance of $371,000, plus accrued interest to date of $23,444, for 1,806,924 share of Wincanton Corporation stock. This transaction resulted in a gain of $3,079. As of December 31, 1998, Adven, Inc. owns 15.96% of Wincanton Corporation.


                                PART IV

Item 14.  Exhibits and Reports on Form 8-K

(a)	Exhibits: (1) Financial Statements - The Company's audited financial statements for the year ended December 31, 1998, are attached hereto as Exhibit A.

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

                                Name/Title                   Date

                                Henri Hornby                 March 30, 1999
                                Henri Hornby
                                President / Director


                                Neil F. Hornby               March 30, 1999
                                Neil F. Hornby
                                Secretary Director





Exhibit A
Audited
Financial Statements

MARK BAILEY & CO.  LTD.

		Certified Public Accountants
		Management Consultants

	Office Address:		Mailing Address:
	1495 Ridgeview Drive, Ste. 200	Phone: 775/332.4200	P.O. Box 6060
	Reno, Nevada 89509-6634	Fax: 775/332.4210	Reno, Nevada 89513



Independent Auditors' Report


Board of Directors
Adven, Inc.



We have audited the accompanying balance sheet of Adven, Inc. as of December 31, 1998 and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Adven, Inc. as of December 31, 1997 and 1996 were audited by other auditors whose report dated March 10, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adven, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Reno, Nevada
March 10, 1999

ADVEN, INC.

BALANCE SHEETS
December 31, 1998 and 1997

		ASSETS
					1998			1997
Current Assets
Cash					$2,866		$403,011
Interest receivable (Note 2)	-			1,343
Note receivable (Note 2)	-			100,000

Total current assets		2,866			504,354

Other Assets
Investment in related party
(Note 2)                        397,523                 -
Supply and licensed manufacturing
agreement (Note 3)		1,206,250		1,206,250

Total other assets		1,603,773		1,206,250

Total assets			$1,606,639		$1,710,604


LIABILITIES AND STOCKHOLDERS'EQUITY

Current Liabilities
Accounts payable                975                     975
Accrued interest (Note 3)       13,185                  -
License agreement payable
(Note 3)                        375,000                 500,000
Loan payable - related party
(Note 2)                        -                       4,125
Total current liabilities       389,160                 505,100

Stockholders' Equity
Common stock, $.OOO1 par value,
20,000,000 shares authorized,
5,469,667 shares issued		547			547
Additional paid-in-capital	1,377,715		1,377,715
Accumulated deficit		(160,783)		(172,758)

Total stockholders' equity	1,217,479		1,205,504

Total liabilities and
stockholders' equity		$1,606,639		$1,710,604

The Accompanying Notes are an Integral Part of the Financial Statements

ADVEN, INC.
STATEMENTS OF INCOME
For the Years Ended December 31, 1998, 1997 and 1996

                                1998            1997            1996

Revenue
Interest income (Note 2)        $22,101         $1,343          0
Gain on asset exchange(Note 2)  3,079           -               -

Total revenue                   25,180          1,343           -

General and administrative
expenses                        (4,145)         (10,137)        (1,844)

Net income before interest expense, income
taxes and extraordinary item    21,035          (8,794)         (1,844)

Interest expense (Note 3)	(13,185)	-		-

Net income before income taxes and
extraordinary item              7,850           (8,794)         (1,844)

Income taxes (Note 4)		-		-		-

Net income before
extraordinary item              7,850           (8,794)         (1,844)

Extraordinary item (Note 2)	4,125

Net income                      $11,975         $(8,794)        (1,844)

Earnings (loss) per share       0.0022          $(0.0016)       (0.0011)

The Accompanying Notes are an Integral Part of the Financial Statements

ADVEN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY
For the Years Ended December 31, 1998, 1997 and 1996

					Additional	Retained
		Common Stock	Paid-in	Earnings	Total
		Shares	Amount Capital	(Deficit)	Equity

Balance at
Dec.31,1995	1,640,001	$164	$169,848	$(162,120)	7,892

Net income at
Dec31,1996                                              (1,844)         (1,844)

Balance at
Dec31,1996      1,640,001       164     169,848         (163,964)       6,048

Sale of common
stock           2,666,666       267     999,733         -              1,000,000

Finders fee paid by issuing
common stock    533,000         53      199,822         -               199,875

Finders fee charged to paid-in
capital         -               -       (199,875)       -              (199,875)

Payment on license agreement by issuing
common stock    550,000         55      206,195         -               206,250

Payment of legal fee by issuing
common stock    80,000          8       1,992           -               2,000

Net loss at
Dec31,1997      -               -       -               (8,794)         (8,794)

Balance at
Dec31,1997	5,469,667	547	1,377,715	(172,758)	1,205,504

Net income at
Dec31,1998      -               -       -               11,975          11,975

Balance at
Dec31,1998      5,469,667 $     547     $1,377,715      $(160,783)   $1,217,479

The Accompanying Notes are an Integral Part of The Financial Statements

ADVEN, INC.
STATEMENTS OF CASH FLOWS
December 31, 1998, 1997 and 1996

					1998		1997		1996
Cash Flows from Operating Activities
Net income				$ 11,975	$(8,794)	$ (1,844)

Adjustments to reconcile net income to net
Cash provided by operating activities:

Gain on exchange of assets              (3,079)         -0-             -0-
Gain on extinguishment of debt          (4,125)         -0-             -0-
Payment of legal fees by issuance
of common stock                         -0-             2,000           -0-
Increase in interest
receivable                              (22,101)        (1,343)         -0-
Decrease in accounts
payable                                 -0-             (2,243)         (400)
Increase in accrued interest            13,185          -0-             -0-
Net cash used in operating
activities                              (4,145)         (10,380)        (2,244)

Cash Flows from Investing Activities
Issuance of notes receivable            (275,000)       (100,000)       -0-
Principal payments received on notes
receivable				4,000		-0-		-0-
Payment of license agreement            (125,000)       (500,000)       -0-

Net cash used in investing
activities				(396,000)	(600,000)	-0-

Cash Flows from Financial Activities
Proceeds from issuance of
common stock                            -0-             1,000,000       -0-

Net cash provided by financing
activities				-0-		1,000,000	-0-

Net increase (decrease) in cash and
cash equivalents                        (400,145)       389,620         (2,244)

Cash and cash equivalents at
beginning of period (Note 1)            403,011         13,391          15,635

Cash and cash equivalents at end
of period (Note 1)                      866             3011            $13,391

The Accompanying Notes are an Integral Part of the Financial Statements

ADVEN, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1998, 1997, and 1996

Supplementary Schedule of Noncash Activities
During 1998, the Company received common stock valued at $397,523 from a related corporation (see Note 2) as payment on several notes receivable.

During 1998, 1997 and 1996, no amounts were actually paid for either interest or income taxes.

During 1997, legal fees of $2,000 were paid through the issuance of 80,000 shares of the Company's common stock, and a finders fee of $199,875 was paid through the issuance of 533,000 shares of the Company's common stock. Also during 1997, partial payment of the license agreement was made through the issuance of 550,000 shares of the Company's common stock valued at $206,250.

The Accompanying Notes are an Integral Part of the Financial Statements

ADVEN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 1998 and 1997

1.	Organization And Significant Accounting Policies

The Company was incorporated in the State of Washington on August 22, 1986.
In 1987 the Company entered into an agreement to exchange 21,500,000 shares of unregistered, restricted common stock of the Company for all outstanding capital stock of Surface Technologies, Inc., which became a wholly owned subsidiary of the Company until December 28, 1990. On that date the Company exchanged 100% of its interest in Surface Technologies, Inc. to Forsell Investors Limited Partnership (a related party) in full satisfaction of all amounts owed by the Company to the partnership. On March 17, 1997, the company entered into a supply and licensed manufacturing agreement with DIS International, a Barbados corporation (see Note 3). Pursuant to the agreement, the Company received the exclusive right to formulate, manufacture, sell, distribute, and put into use a product that aids in growing plants via hydroponics, and an oil absorbent urethane foam in Australia and New Zealand.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

2.	Public Offering

The Company registered 15,000,000 of its common stock shares with the Securities and Exchange Commission, and made an initial public offering of 5,000,000 shares at $.03 per share in 1987.

3.	Capitalization

The Company approved a 25 for I reverse stock split on December 28, 1990 which reduced the number of authorized shares from 100,000,000 to 4,000,000, and reduced the amount of issued and outstanding shares from 40,000,000 to 1,600,000 shares. Immediately after the reverse stock split the Company approved an increase in the authorized common stock to 50,000,000 shares. On December 29, 1993 the Company approved a 4 for 1 reverse split which reduced the number of authorized shares from 50,000,000 to 12,500,000, and reduced the amount of issued and outstanding shares from 1,600,000 to 400,000 shares. Immediately after the reverse stock split the Company approved an increase in the authorized common stock to 20,000,000 shares.

4.	Related Parly Transactions

Forsell Investors Limited Partnership (FILP) is a limited partnership controlled by Richard Forsell, a shareholder and past President of Adven, Inc. FILP loaned $50,000 to the Company in December, 1988. No interest payments had been made on the loan and by November, 1990 there was in excess of $13,000 accrued interest in arrears. FILP gave written notice of default on the loan in 1990. FILP agreed to purchase 100% of the stock in Surface Technologies, Inc. (A wholly owned subsidiary acquired in 1987. See Note 1) in full satisfaction of its $50,000 loan and all accrued interest. Surface Technologies, Inc. had sustained repeated losses, warranty work problems, and excessive debt which obviated any reasonable prospect for Adven, Inc. to acquire the funds from the subsidiary to service the debt owned to FILP.

In conjunction with the sale of all interest in Surface Technologies, Inc., Richard Forsell agreed to purchase 4,800,000 shares of stock in 1990 (prior to the reverse stock split of 25 for 1) for $4,500 to provide funds to pay Adven's outstanding bills as of December, 1990. The result of these transactions was to eliminate virtually all assets and liabilities from Adven, Inc. which would facilitate the search for a merger candidate to place in the public shell, and thereby create value for the shareholders.

Wincanton Corporation is a corporation whose current President is also the current President of Adven, Inc. During 1997, Adven, Inc. loaned Wincanton Corporation a total of $ 1 00,000 at 10% interest per annum, to be paid one year from the dates of issuance.

During 1998, Adven, Inc. loaned Wincanton Corporation an additional $275,000 also at 10% interest per annum. These notes were also to be paid one year from the dates of issuance. Wincanton Corporation repaid $4,000 on the notes during 1998. On October 7, 1998, the Company exchanged the total notes receivable balance of $371,000, plus accrued interest to date of $23,444, for 1,806,924 share of Wincanton Corporation stock. This transaction resulted in a gain of $3,079. As of December 31, 1998, Adven, Inc. owns 15.96% of Wincanton Corporation.

During 1993, the former President of Wincanton Corporation, Walter Doyle, loaned Adven, Inc. $4,125. Subsequent to this transaction Mr. Doyle was terminated and moved out of the country. No payments have ever been made on this note, and the company no longer communicates with Mr. Doyle. It is management's belief that Adven, Inc. is no longer liable for this amount.

5.	Supply and Licensed Manufacturing Agreement

On March 17, 1997, the Company entered into a supply and licensed manufacturing agreement with DIS International, Inc., a Barbados corporation. Pursuant to the agreement, the Company received the exclusive right to formulate, manufacture, sell, distribute, and put into use two products, the first a plant growing medium that aids the use of hydroponics, and the second an oil absorbent urethane foam. The Company's rights to these products extend only to Australia and New Zealand.

Pursuant to the agreement, the Company is required to purchase the materials required to manufacture these products from DIS International, Inc. or its affiliates. Commencing in the first quarter of 1998, the Company was required to purchase a minimum of $50,000 of materials per quarter. During 1998, Adven, Inc. purchased no materials from either DIS International, Inc. or its affiliates. The term of the agreement is five years. The Company has the right, however, to renew the agreement for successive five-year periods, provided the Company is not in default under the agreement at that time. DIS International, Inc. has the right to terminate the agreement upon 60 days written notice in the event that the Company fails to meet its obligations under the agreement or acts in a manner prohibited under the agreement. The Company has a right to cure any deficiency within the 60-day period. The Company's principal obligations under the agreement are to pay the balance of the licensing fee ($375,000), to purchase minimum quotas of materials from DIS International, Inc., and to manufacture and promote the sale and distribution of the products in Australia and New Zealand. DIS International, Inc. also has the right to terminate the agreement upon the occurrence of certain events related to the bankruptcy or insolvency of the Company.

As consideration for the agreement, the Company paid $625,000, issued 550,000 shares of its common stock to DIS International, Inc., and is obligated to pay an additional $375,000 by June 30, 1999.

During 1998, Adven, Inc. became aware that a company located in the Isle of Man, claiming that it owns the patent on one of the products and that DIS International, Inc. has no rights to the product at all, is suing DIS International, Inc. in Canada. Adven, Inc. is carefully watching the outcome of this trial.

6.	Federal Income Taxes

There are no material timing differences that would produce a deferred tax liability or asset.

The following net operating loss carryforwards as of December 31, 1998 will expire if not applied by the dates scheduled below:

	Year ending December 31	Net Operating Loss

	2002			$ 9,914
	2003			21,740
	2004			5,628
	2005			4,571
	2006			592
	2007			415
	2008			7,824
	2009			28,907
	2010			6,416
	2011			1,844
	2012			8,794
				$96,645

7.	Uncertainties

During past years, the Company has sustained recurring losses, and the source of the Company's operating income was eliminated in the sale of all interest in Surface Technologies, Inc. in 1990. As a result of this sale in 1990, the Company was reduced to a public "shell" with no operations. Cash in 1998 was generated solely from the issuance of a note receivable to a related party (see Note 2), and the exchange of this note for common stock in the same related party.

8.	Fair Value Of Financial Instruments

Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosure about Fair Value of Financial Instruments," is a part of a continuing process by the FASB to improve information on financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

The carrying amount reported in the balance sheet for cash approximates fair value.

The carrying amount reported in the balance sheet for the investment at December 3 1, 1998 is $397,523. The estimated fair value of this investment at December 31, 1998 is $198,761, based on the quoted market price for this investment.

The carrying amount reported in the balance sheet for both the accounts payable and the license agreement payable approximates fair value because the maturities are less than one year in duration.

9.	Sales Of Equiiy Securities Pursuant To Regulations

On March 13, 1997, the Company sold an aggregate of 2,666,666 shares of its Common Stock to a foreign company for an aggregate of $1,000,000. The Company issued an aggregate of 533,000 shares to another foreign entity as payment of a finder's fee related to the aforementioned $1,000,000 sale.

All of the foregoing shares were issued to entities that are not "US Persons" as that term is defined under Regulation S, and were issued pursuant to the exemption from registration provided by Regulation S.

10 - CONCENTRATION OF CREDIT RISK

All of the Company cash is held in one account at the Comstock Bank in Carson City, Nevada. The FDIC amount is $100,000.