Form 10-Q
period 1998-12-31
ADVEN INC
filed 1999-05-17
CIK 802206

UNITED STATES
                        SECURITIES EXCHANGE CONMSSION
                           Washington, D.C. 20549

                                  FORM 10-Q

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

                                Name/Title                   Date

                                Henri Hornby                 May 16, 1999
                                Henri Hornby
                                President / Director


                                Neil F. Hornby               May 16, 1999
                                Neil F. Hornby
                                Secretary Director





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