Form 10-Q
period 1999-03-31
ADVEN INC
filed 1999-06-15
CIK 802206

UNITED STATES
                        SECURITIES EXCHANGE CONMSSION
                           Washington, D.C. 20549

                                  FORM 10-Q

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

                           For quarter ended
                             March 31, 1999

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

        As of December 31, 1998, the Company had 5,469,667 shared of common stock issued and outstanding, and on March 31, 1999, the Company had 5,469,667 shares of common stock issued and outstanding, 859,700 of these shares being held by non-affiliates of the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing bid price of such stock, as of March 31, 1998 is $51,582., based upon $.06 mulitiplied the 859,700 shares of common stock held by non-affiliates.



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

                     Fiscal Year Ended December 31, 1999

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