Form 10-Q
period 1999-06-30
ADVEN INC
filed 1999-08-16
CIK 802206

UNITED STATES
                        SECURITIES EXCHANGE CONMSSION
                           Washington, D.C. 20549

                                  FORM 10-Q

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

                           For quarter ended
                             June 30, 1999

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

        As of December 31, 1998, the Company had 5,469,667 shared of common stock issued and outstanding, and on June 30, 1999, the Company had 5,469,667 shares of common stock issued and outstanding, 859,700 of these shares being held by non-affiliates of the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing bid price of such stock, as of June 30, 1999 is $51,582., based upon $.06 mulitiplied the 859,700 shares of common stock held by non-affiliates.



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

                     Fiscal Year Ended December 31, 1998

                                                Bid

                                High                           Low

  Year Ended Dec. 31, 1998      0.40                           0.06


(b) Holders

The Company had approximately 140 shareholders of record as of June 30, 1999, which number does not include shareholders whose shares are held in street or nominee names.

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

                                Name/Title                   Date

                                Henri Hornby                 Aug 16, 1999
                                Henri Hornby
                                President / Director


                                Neil F. Hornby               Aug 16, 1999
                                Neil F. Hornby
                                Secretary Director





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