Form 10-Q
period 1999-09-30
ADVEN INC
filed 1999-11-15
CIK 802206

UNITED STATES
                        SECURITIES EXCHANGE CONMSSION
                           Washington, D.C. 20549

                                  FORM 10-Q

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

                           For quarter ended
                             September 30, 1999

                       Commission file number: 0-24262

                                 ADVEN INC.

             (Exact name of registrant as specified in charter)

                WASHINGTON                         91-1363905
   (State or other jurisdiction of      (IRS Employer identification No.)
    incorporation or organization)

        3653 Hemlock Court, Reno, Nevada              89509
    (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code.....      775-829-8812

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

        As of December 31, 1998, the Company had 5,469,667 shared of common stock issued and outstanding, and on September 30, 1999, the Company had 5,469,667 shares of common stock issued and outstanding, 859,700 of these shares being held by non-affiliates of the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing bid price of such stock, as of September 30, 1999 is $51,582., based upon $.06 mulitiplied the 859,700 shares of common stock held by non-affiliates.



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

                                Name/Title                   Date

                                Henri Hornby                 Nov 15, 1999
                                Henri Hornby
                                President / Director


                                Neil F. Hornby               Nov 15, 1999
                                Neil F. Hornby
                                Secretary Director





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