Form 10-K
period 1999-12-31
ADVEN INC
filed 2000-03-31
CIK 802206

UNITED STATES
                        SECURITIES EXCHANGE CONMSSION
                           Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

                           For fiscal year ended
                             December 31, 1999

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

        As of December 31, 1999, the Company had 5,469,667 shared of common stock issued and outstanding, and on March 31, 1998, the Company had 5,469,667 shares of common stock issued and outstanding, 859,700 of these shares being held by non-affiliates of the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing bid price of such stock, as of March 31, 1998 is $51,582., based upon $.06 mulitiplied the 859,700 shares of common stock held by non-affiliates.


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

Item 2. Description of Property.

The Company uses the office of its president, located at 3653 Hemlock Court, Reno, Nevada, 89509, provided at no expense to the Company

Item 3. Legal proceedings.

In June 1999, the Company filed suit against DIS International, Inc., to void its supply and licensed manufacturing agreement with DIS International, Inc. and to obtain a refund of all monies paid as well as Adven common stock issued to DIS International, Inc. Currently, this lawsuit is pending.

Due to the above lawsuits regarding the rights to the products covered by the supply and licensed manufacturing agreement, the Company has determined that the carrying value of the asset generated by the agreement exceeded its fair value as of December 31, 1999. Accordingly, a loss of $818,066, which represents the excess of the carrying value of $818,066 over the fair value of $-0-, has been charged to operations in 1999.

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

                     Fiscal Year Ended December 31, 1998

                                                Bid

                                High                           Low

  Year Ended Dec. 31, 1999      0.30                           0.06

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

                        Selected Operating Information
                        Year Ending December 31, 1995
                                 Adven, Inc.
                                Consolidated

As at and for the Years Ended December 31,

                                1995     1996     1997     1998     1999
        Operating Revenue       Nil      Nil      1,343    25,180   Nil
        Income (Loss)           6,416)  (1,844)  (8,794)   11,975  (1,007,745)
	from operations
        Income (Loss)           Nil     (.0011)  (.0016)  .0022	  (.1512)
	per common share
        Total Assets            15,635   13,391   1,710,604 1,609,639
        Long Term Obligations   Nil      Nil      505,100  389,160   8,225
        Redeemable Preferred Stock       Nil      Nil      Nil	   Nil
        Cash Dividends          Nil      Nil      Nil      Nil	   Nil
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

In June 1999, the Company filed suit against DIS International, Inc., to void its supply and licensed manufacturing agreement with DIS International, Inc. and to obtain a refund of all monies paid as well as Adven common stock issued to DIS International, Inc. Currently, this lawsuit is pending.

Due to the above lawsuits regarding the rights to the products covered by the supply and licensed manufacturing agreement, the Company has determined that the carrying value of the asset generated by the agreement exceeded its fair value as of December 31, 1999. Accordingly, a loss of $818,066, which represents the excess of the carrying value of $818,066 over the fair value of $-0-, has been charged to operations in 1999.

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

During 1998, Adven, Inc. loaned Wincanton Corporation an additional $275,000 also at 10% interest per annum. These notes were also to be paid one year from the dates of issuance. Wincanton Corporation repaid $4,000 on the notes during 1998. On October 7, 1998, the Company exchanged the total notes receivable balance of $371,000, plus accrued interest to date of $23,444, for 1,806,924 share of Wincanton Corporation stock. This transaction resulted in a gain of $3,079. As of December 31, 1998, Adven, Inc. owned 15.96% of Wincanton Corporation.

During 1999, an unrelated third party purchased the outstanding shares of Wincanton, Inc., and changed the corporation's name to Parks America!, Inc. The Board of Directors of Parks America!, Inc., declared a reverse stock split of 100 to 1, and issued additional stock, resulting in Adven, Inc.'s interest in Parks America!, Inc. being reduced to less than 10%

                                PART IV

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

                                Name/Title                   Date

                                Henri Hornby                 March 30, 1999
                                Henri Hornby
                                President / Director


                                Neil F. Hornby               March 30, 1999
                                Neil F. Hornby
                                Secretary Director


Exhibit A
Audited
Financial Statements

MARK BAILEY & COMPANY, LTD.

Certified Public Accountants
Management Consultants

Office Address:
1495 Ridgeview Drive, Ste. 200
Phone: 775/332.4200
Fax; 775/3 32.42 10

Mailing Address:
P.O. Box 6060
Reno, Nevada 89509-6634
Reno, Nevada 895 1 3

Independent Auditors' Report
February 10, 2000
Board of Directors
Adven, Inc.

We have audited the accompanying balance sheets of Adven, Inc. as of December 31, 1999 and December 31, 1998 and the related statements of operations and other comprehensive income (loss), changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations and other comprehensive loss, changes in stockholders' equity, and cash flows of Adven, Inc. for the year ended December 31, 1997 were audited by other auditors whose report dated March 10, 1998, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adven, Inc. as of December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the company incurred a net loss of $1,007,745 for 1999. The factors, as discussed in Note 1, raise substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Mark Bailey & Company, Ltd.
Reno, Nevada

ADVEN, INC.
BALANCE SHEETS
December 31, 1999 and 1998

ASSETS

					1999			1998
Current Assets
	Cash	$			209	$		2,866
        Prepaid legal fees              922                     -
                Total current assets    1,131                   2,866
Other Assets
        Investment (Note 2)             216,828                 397,523
	Supply and licensed manufacturing agreement (Note 3)
                                          -                     1,206,250
                Total other assets      216,828                 1,603,773
                        Total assets  $ 217,959         $       1,606,639


LIABILITIES AND STOCKHOLDERS'EQUITY

Current Liabilities
        Accounts payable          $       3,225         $            975
        Accrued interest (Note 3)               -                 13,185
        License agreement payable (Note 3)       -               375,000
        Advance from shareholder (Note 5)  5,000                       -
            Total current liabilities      8,225                 389,160
Stockholders' Equity
	Common stock, $.0001 par value, 20,000,000 shares
		authorized, 5,469,667 shares issued and outstanding
                                             547                     547
        Additional paid-in-capital     1,377,715               1,377,715
	Unrealized loss on available for sale securities
                                        (180,695)                      -
	Accumulated deficit		(987,833)		(160,783)
			Total stockholders' equity
                                         209,734               1,217,479
				Total liabilities and stockholders' equity
                                $        217,959       $       1,606,639

The Accompanying Notes are an Integral Part of These Financial Statements




ADVEN, INC.
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 1999, 1998 and 1997

                                                1999    1998    1997
Revenue
	Interest income (Note 2)			22,101	1,343
	Gain on asset exchange (Note 2)			3,079	-
        Total revenue                                   25,180  1,343
General and administrative expenses		(8,985)	(4,145)	(10,137)
Loss on impairment of supply and license
                agreement (Note 3)              (818,065)   -
	Net income (loss) before interest expense,
             income taxes and extraordinary item(827,050) 21,035 (8,794)
Interest expense (Note 3)                                (13,185)
	Net income (loss) before income taxes and
                extraordinary item              (827,050)  7,850 (8,794)
Provision for income taxes (Note 4)			-
  Net income (loss) before extraordinary item   (827,050)  7,850 (8,794)
Extraordinary item (Note 5)                                4,125
        Net income (loss)                       (827,050) 11,975 (8,794)
Unrealized loss on securities (net
		of tax of $0) (Note 2)		(180,695)	-
        Comprehensive income (loss)     $       (1,007,745)11,975(8,794)
Earnings per common share:
  Net income (loss) before extraordinary item $ (0.1512) 0.0014  (0.0016)
        Extraordinary item                               0.0008
        Earnings (loss) per share       $       (0.1512) 0.0022  (0.0016)

The Accompanying Notes are an Integral Part of These Financial Statements

ADVEN, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY
For the Years Ended December 31, 1999, 1998 and 1997

                                Additional  Retained  Other
                Common Stock    Paid-in     Earnings  Comprehensive   Total
                Shares  Amount  Capital     (Deficit) Deficit         Equity
Balance at December 31, 1996
                1,640,001 164  $ 169,848    (163,964) $   -         $  6,048
Sale of common stock
                2,666,666 267    999,733       -          -        1,000,000
Finders fee paid by issuing common stock
                  533,000  53    199,822       -          -          199,875
Finders fee charged to paid-in capital
                    -       -   (199,875)      -          -         (199,875)
Payment on license agreement by issuing common stock
                  550,000  55    206,195       -          -          206,250
Payment of legal fee by issuing common stock
                   80,000   8      1,992       -          -            2,000
Net loss at December 31, 1997
                        -       -       -    (8,794)      -           (8,794)
Balance at December 31, 1997
                5,469,667  547  1,377,715  (172,758)      -         1,205,504
Net income at December 31, 1998
                        -       -       -     11,975      -            11,975
Balance at December 31, 1998
                5,469,667  547  1,377,715   (160,783)     -         1,217,479
Net loss at December 31, 1999
                        -       -       -   (827,050)     -          (827,050)
Other comprehensive loss at December 31, 1999
                        -       -       -             (180,695)      (180,695)
Balance at December 31, 1999
                5,469,667$ 547$ 1,377,715 $ (987,833)$(180,695) $     209,734
The Accompanying Notes are an Integral Part of These Financial Statements

ADVEN, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1999, 1998 and 1997

                                               1999        1998        1997
Cash Flows from Operating Activities
        Net income (loss)         $         (827,050) $     11,975   $(8,794)

Adjustments to reconcile net income (loss)
to net cash provided by operating
activities:
Loss on impairment of assets                  818,066           -0-     -0
Gain on exchange of assets                      -0-          (3,079)    -0
Gain on extinguishment of debt                  -0-          (4,125)    -0
Payment of legal fees by issuance
        of common stock                         -0-             -0-  2,000
Increase in interest receivable                 -0-         (22,101)(1,343)
Increase in prepaid expenses                   (923)            -0-     -0
Increase (decrease) in accounts
        payable                                 2,250           -0- (2,243)
Increase in accrued interest                    -0-          13,185     -0
Net	cash used in operating
        activities                             (7,657)      (4,145) (10,380)

Cash Flows from Investing Activities
        Issuance of notes receivable            -0-       (275,000)(100,000)
	Principal payments received on notes
                receivable                      -0-          4,000       -0
        Payment of license agreement            -0-       (125,000)(500,000)
                Net cash used in investing
                        activities              -0-       (396,000)(600,000)

Cash Flows from Financing Activities
        Proceeds from issuance of common stock  -0-           -0-  1,000,000
        Proceeds from shareholder advance       5,000         -0-     -0
		Net cash provided by financing
                        activities              5,000         -0-  1,000,000
		Net increase (decrease) in cash and
                        cash equivalents       (2,657)    (400,145)  389,620
		Cash and cash equivalents at
			beginning of period (Note 1)
                                                2,866      403,011    13,391
		Cash and cash equivalents at end
                        of period (Note 1). $     209      $ 2,866 $ 403,011

The Accompanying Notes are an Integral Part of the Financial Statements

ADVEN, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1999, 1998, and 1997

Supplementary Schedule of Noncash Activities

During 1998, the Company received common stock valued at $397,523 from a former related corporation (see Note 2) as payment on several notes receivable.

During 1999, 1998 and 1997, no amounts were actually paid for either interest or income taxes.

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

ADVEN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 1999 and 1998

Organization And Significant Accounting Policies

The Company was incorporated in the State of Washington on August 22, 1986, as a subchapter C corporation for income tax purposes. The majority of outstanding shares are owned by the Company's President Mr. Henri Hornby.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years and currently has no source of operating income. The Company's cash flow and existing credit are insufficient to fund the Company's cash flow needs based on the expenses expected to be incurred during the next year. The President of the Company intends to advance funds as necessary to fund the cash flow needs of the Company.

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

Capitalization

The Company has authorized 20,000,000 shares of common stock, and has 400,000 shares of common stock issued and outstanding.

ADVEN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 1999 and 1998

2.	Investment

Until December, 1999, the Company's President was also the President of Wincanton. During 1997, Adven, Inc. loaned Wincanton Corporation a total of $100,000 at 10% interest per annum, to be paid one year from the dates of issuance.

During 1998, Adven, Inc. loaned Wincanton Corporation an additional $275,000 also at 10% interest per annum. These notes were also to be paid one year from the dates of issuance. Wincanton Corporation repaid $4,000 on the notes during 1998. On October 7, 1998, the Company exchanged the total notes receivable balance of $371,000, plus accrued interest to date of $23,445, for 1,806,924 shares of Wincanton Corporation stock. This transaction resulted in a gain of $3,079. As of December 31, 1998, Advert, Inc. owned 15.96% of Wincanton Corporation.

During 1999, an unrelated third party purchased the outstanding shares of Wincanton, Inc., and changed the corporation's name to Parks America!, Inc. The Board of Directors of Parks America!, Inc., declared a reverse stock split of 100 to 1, and issued additional stock, resulting in Adven, Inc.'s interest in Parks America!, Inc. being reduced to less than 10%

FAS13 No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable equity securities be classified as either trading or available for sale. The Company classified the investment in Parks America!, Inc. as available for sale at December 31, 1999. FASB No. 115 also requires that all available for sale securities be reported at fair value, with any unrealized losses included as a part of comprehensive income and as a separate component of stockholders' equity until the losses are realized (net of the effect of income taxes). The fair market value and the unrealized loss of the Parks America!, Inc. investment at December 31, 1999 were $216,828 and $180,695, respectively.

ADVEN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 1999 and 1998

3.	Supply and Licensed Manufacturing Agreement

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

As consideration for the agreement, the Company paid $625,000, issued 550,000 shares of its common stock to DIS International, Inc., and was obligated to pay an additional $375,000 plus interest, by June 30, 1999.

During 1998, Adven, Inc. became aware that a company located in the Isle of Man has claimed that it owns the patent on one of the products and that DIS International, Inc. has no rights to the product at all. This company is suing DIS International, Inc. in Canada. The lawsuit is still ongoing as of December 31, 1999.

In June 1999, the Company filed suit against DIS International, Inc., to void its supply and licensed manufacturing agreement with DIS International, Inc. and to obtain a refund of all monies paid as well as Adven common stock issued to DIS International, Inc. Currently, this lawsuit is pending.

Due to the above lawsuits regarding the rights to the products covered by the supply and licensed manufacturing agreement, the Company has determined that the carrying value of the asset generated by the agreement exceeded its fair value as of December 31, 1999. Accordingly, a loss of $818,066, which represents the excess of the carrying value of $818,066 over the fair value of $-0-, has been charged to operations in 1999.

ADVEN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 1999 and 1998

Provision for Income Taxes

The Company recognizes deferred tax liabilities and benefits for the expected future tax impact of transactions that have been accounted for differently for book and tax purposes.

Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

                                1999            1998            1997
Current                  $       -0-     $       -0-     $       -0
Deferred                         -0-             -0-             -0
Total provision for income taxes -0-     $       -0-     $       -0-

Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

                                        1999            1998
Loss carry forward                    314,056 $       32,859
Loss on available for sale securities  61,436          -0
Valuation allowance                  (375,492)       (32,859)
Net deferred income tax                $---0-  $       -0-

The net change in the valuation account for 1999 was $(342,633).

The following net operating loss carryforwards as of December 31, 1999 will expire if

	not applied by the dates scheduled below:
	Year ending December 31	Net Operating Loss
	2002	$	9,914
	2003		21,740
	2004		5,628
	2005		4,571
	2006		592
	2007		415
	2008		7,824
	2009		28,907
	2010		6,416
	2011		1,844
	2012		8,794
	2014		827,050
			$923,695

ADVEN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 1999 and 1998

5.	Related Party Transactions

During 1993, a former President of Wincanton Corporation, Walter Doyle, loaned Adven, Inc. $4,125. Subsequent to this transaction, Mr. Doyle's employment was terminated and he moved out of the country. No payments have ever been made on this note, and the company no longer communicates with Mr. Doyle. It is management's belief that Adven, Inc. is no longer liable for this amount.

During 1999, the President of Adven, Inc. paid a $5,000 legal retainer on behalf of the Company. The advance is due on demand and carries an interest rate of 10.0%.

6.	Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosure about Fair Value of Financial Instruments," is a part of a continuing process by the FASB to improve information on financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

The carrying amounts reported in the balance sheets for cash and prepaid expenses approximate fair value at December 31, 1999 and 1998.

The carrying amounts reported in the balance sheets for the investment in Wincanton at December 31, 1998 was $397,523. The estimated fair value of this investment at December 31, 1998 was $198,761, based on the quoted market price of this investment.

The carrying amount and the estimated fair value of the investment in Parks America!, Inc. at December 31, 1999 was $216,828. The estimated fair value of this investment is based on the quoted market price for the investment.

The carrying amounts reported in the balance sheets for both the accounts payable and the shareholder advance at December 31, 1999 and December 31, 1998 and the licenses agreement payable at December 31, 1998 approximate fair values because the maturities are less than one year in duration.

7.	Sales Of Equity Securities Pursuant To Regulations

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