Form 10-Q
period 2000-03-31
ADVEN INC
filed 2000-05-12
CIK 802206

UNITED STATES
                        SECURITIES EXCHANGE CONMSSION
                           Washington, D.C. 20549

                                  FORM 10-Q

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

                           For quarter ended
                             March 31, 2000

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

        As of December 31, 1999, the Company had 5,469,667 shared of common stock issued and outstanding, and on March 31, 2000, the Company had 5,469,667 shares of common stock issued and outstanding, 859,700 of these shares being held by non-affiliates of the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing bid price of such stock, as of March 31, 1998 is $51,582., based upon $.06 mulitiplied the 859,700 shares of common stock held by non-affiliates.



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

                     Fiscal Year Ended December 31, 2000

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

                                Name/Title                   Date

                                Henri Hornby                 May 12, 2000
                                Henri Hornby
                                President / Director


                                Neil F. Hornby               May 12, 2000
                                Neil F. Hornby
                                Secretary Director





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

Reno, Nevada
March 10, 1999

ADVEN, INC.

BALANCE SHEETS
December 31, 1999 and 1998

		ASSETS
					1999		1998
Current Assets
Cash					$2,866		$403,011
Interest receivable (Note 2)	-			1,343
Note receivable (Note 2)	-			100,000

Total current assets		2,866			504,354

Other Assets
Investment in related party
(Note 2)                        397,523                 -
Supply and licensed manufacturing
agreement (Note 3)		1,206,250		1,206,250

Total other assets		1,603,773		1,206,250

Total assets			$1,606,639		$1,710,604


LIABILITIES AND STOCKHOLDERS'EQUITY

Current Liabilities
Accounts payable                975                     975
Accrued interest (Note 3)       13,185                  -
License agreement payable
(Note 3)                        375,000                 500,000
Loan payable - related party
(Note 2)                        -                       4,125
Total current liabilities       389,160                 505,100

Stockholders' Equity
Common stock, $.OOO1 par value,
20,000,000 shares authorized,
5,469,667 shares issued		547			547
Additional paid-in-capital	1,377,715		1,377,715
Accumulated deficit		(160,783)		(172,758)

Total stockholders' equity	1,217,479		1,205,504

Total liabilities and
stockholders' equity		$1,606,639		$1,710,604

The Accompanying Notes are an Integral Part of the Financial Statements

ADVEN, INC.
STATEMENTS OF INCOME
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

The Accompanying Notes are an Integral Part of The Financial Statements

ADVEN, INC.
STATEMENTS OF CASH FLOWS
December 31, 1998, 1997 and 1996

					1999		1998		1997
Cash Flows from Operating Activities
Net income				$ 11,975	$(8,794)	$ (1,844)

Adjustments to reconcile net income to net
Cash provided by operating activities:

Gain on exchange of assets              (3,079)         -0-             -0-
Gain on extinguishment of debt          (4,125)         -0-             -0-
Payment of legal fees by issuance
of common stock                         -0-             2,000           -0-
Increase in interest
receivable                              (22,101)        (1,343)         -0-
Decrease in accounts
payable                                 -0-             (2,243)         (400)
Increase in accrued interest            13,185          -0-             -0-
Net cash used in operating
activities                              (4,145)         (10,380)        (2,244)

Cash Flows from Investing Activities
Issuance of notes receivable            (275,000)       (100,000)       -0-
Principal payments received on notes
receivable				4,000		-0-		-0-
Payment of license agreement            (125,000)       (500,000)       -0-

Net cash used in investing
activities				(396,000)	(600,000)	-0-

Cash Flows from Financial Activities
Proceeds from issuance of
common stock                            -0-             1,000,000       -0-

Net cash provided by financing
activities				-0-		1,000,000	-0-

Net increase (decrease) in cash and
cash equivalents                        (400,145)       389,620         (2,244)

Cash and cash equivalents at
beginning of period (Note 1)            403,011         13,391          15,635

Cash and cash equivalents at end
of period (Note 1)                      866             3011            $13,391

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

The following net operating loss carryforwards as of December 31, 2000 will expire if not applied by the dates scheduled below:

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

The carrying amount reported in the balance sheet for the investment at December 31, 2000 is $397,523. The estimated fair value of this investment at December 31, 2000 is $198,761, based on the quoted market price for this investment.

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