Form 10-Q
period 2000-06-30
ADVEN INC
filed 2000-08-15
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

          X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 2000

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

                                                     89509
           3653 Hemlock Court                      (Zip Code)
             Reno, Nevada
     (Address of principal executive              (775)829-8812
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

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on June 30, 2000 was 5,469,667.

Part I - Financial Statements

MARK BAILEY & COMPANY, LTD.

Certified Public Accountants

Management Consultants

Office Address:                                         Mailing Address:
1495 Ridgeview Drive, Ste. 200  Phone : 775/3 32.4200   P.O. Box 6060
Reno, Nevada 89509-6634 Fax: 775/3 32.42 10             Reno, Nevada 89513

August 9, 2000

Board of Directors
Adven, Inc

We have reviewed the accompanying balance sheets of Adven, Inc. as of June 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Adven, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The Balance sheet for the period ended December 31, 1999, was audited by us, and we expressed an unqualified opinion on it in our audit report dated February 10, 2000, but we have not performed any auditing procedures since that date.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

Mark Bailey & Co., Ltd.
Reno, Nevada



ADVEN, INC.
BALANCE SHEETS
June 30, 2000 (unaudited) and December 31, 1999 (audited)

ASSETS

				June 30, 2000		December 31, 1999
Current Assets
        Cash            $       13,919                  $ 209
        Prepaid legal fees         922                    922
           Total current assets 14,841                  1,131
Other Assets
        Investment              45,172                216,828
        Deferred tax asset(Net of valuation allowance of $435,449
        and $375,492)           -                         -
           Total other assets   45,172                216,828
Fixed Assets
        Computer equipment       2,390                    -
        Accumulated depreciation  (191)
           Total fixed assets    2,199                    -
           Total assets    $    62,212              $ 217,959

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts payable   $     3,225           $	3,225
        Accrued interest           600                    -
        Advance from shareholder25,000                  5,000
          Total current
          liabilities           28,825                  8,225
Commitments and Contingencies
Stockholders' Equity
	Common stock, $.0001 par value, 20,000,000 shares
          authorized, 5,469,667 shares issued and outstanding
                                   547                    547
	Additional paid-in-capital
                             1,377,715              1,377,715
	Unrealized loss on securities available for sale
                              (352,351)              (180,695)
        Accumulated deficit   (992,524)              (987,833)
          Total stockholders' equity
                                33,387                209,734
          Total liabilities and stockholders' equity
                          $     62,212          $     217,959

The Accompanying Notes are an Integral Part of These Financial Statements.


ADVEN, INC.
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
For the Six Months and the Three Months Ended June 30, 2000 (unaudited)

                                         Six Months              Three Months
                                         Ended                   Ended
                                         June 30, 2000           June 30, 2000

Revenue

Expenses
        General and administrative expenses   (825)                    (743)
        Accounting fees                     (3,075)                     -
        Depreciation expense                  (191)                    (191)

	Net loss before interest expense and income taxes
                                            (4,091)                    (934)
Interest expense                              (600)                    (600)

Net loss before income taxes and            (4,691)                  (1,534)

Provision for income taxes

Net loss                                    (4,691)                  (1,534)

Unrealized loss on securities (net of tax of $0 for the
        six and three months)             (352,351)                (171,656)

Comprehensive loss
                               $          (357,042)        $       (173,190)
Earnings (loss) per share
                               $           (0.0003)        $       (0.0009)

The Accompanying Notes are an Integral Part of These Financial Statements.


ADVEN, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY
For the Six Months and the Three Months Ended March 31, 2000 (unaudited)
                       Additional      Retained       Other
     Common Stock      Paid-in         Earnings       Comprehensive   Total
     Shares    Amount  Capital        (Deficit)       Deficit Equity  Equity

Balance at December 31, 1999
   5,469,667  $ 547   $ 1,377,715     $ (987,833) $   (180,695)       209,734
Net loss
         -      -             -           (3,157)          -           (3,157)
Balance at March 31, 2000
   5,469,667    547     1,377,715       (990,990)     (180,695)       206,577
Net loss
         -      -             -           (1,534)          -           (1,534)
Other comprehensive loss
         -      -             -         (171,656)          -         (171,656)
         Balance at June 30, 2000
   5,469,667  $ 547   $ 1,377,715      $(992,524) $   (352,351)      $ 33,387

The Accompanying Notes are an Integral Part of These Financial Statements.


ADVEN, INC.
STATEMENTS OF CASH FLOWS
For the Six Months and the Three Months Ended June 30, 2000 (Unaudited)

                                               Six Months      Three Months
                                               Ended           Ended
                                               June 30, 2000   June 30, 2000
Cash Flows from Operating Activities
        Net loss                              (4,691)       $ (1,534)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation                                     191             191
Increase in deferred tax asset               435,449         435,449
Increase in valuation allowance             (435,449)       (435,449)
Increase in accrued interest                     600             600
Net cash used in operating activities
                                              (3,900)           (743)

	Cash Flows from Investing Activities
        Purchase of fixed assets              (2,390)              0
	Net cash used in investing activities
                                              (2,390)              0

Cash Flows from Financing Activities
        Proceeds from shareholder advance     20,000               0
Net cash provided by financing activities     20,000               0
	Net increase (decrease) in cash and cash
                equivalents                   13,710            (743)
	Cash and cash equivalents at beginning
                of period                        209          14,662

Cash and cash equivalents at end of period

Supplementary Information

During the six months ended June 30, 2000, no amounts were actually paid for either interest or income taxes.

ADVEN, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2000 (Unaudited)

1.      Organization And Significant Accounting Policies
The Company was incorporated in the State of Washington on August 22, 1986, as a subchapter C corporation for income tax purposes. The Company has no operations at this time.

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

The preparation of financial statements for the three-month and six-month periods ended June 30, 2000, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2000, and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The balance sheet of the Company as of December 31, 1999 was derived from the audited financial statements of the Company as of that date.

The preparation of the financial statements in conformity with generally accepted accounting standards requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company has no cash equivalents as of June 30, 2000.

Public Offering
The Company registered 15,000,000 of its common stock shares with the Securities and Exchange Commission and made an initial public offering of 5,000,000 shares at $.03 per share in 1987.

Capitalization
The Company has authorized 20,000,000 shares of common stock, and has 400,000 shares of common stock issued and outstanding.

Earnings per share
Basic earnings per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

2.		Investment
FASB No. 115 "Accounting for Certain Investments in Debt and Equity Securities,"requires that all applicable equity securities be classified as either trading or available for sale. The Company classified the investment in Parks America!, Inc. as available for sale at December 3 1, 1999. FASB No. 115 also requires that all available for sale securities be reported at fair value, with any unrealized losses included as a part of comprehensive income and as a separate component of stockholders' equity until the losses are realized (net of the effect of income taxes). The fair market value and the unrealized loss of the Parks America!, Inc. investment at June 30, 2000, was $45,172 and $352,351, respectively.

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

During 1998, Adven, Inc. became aware that a company located in the Isle of Man claimed that it owns the patent on one of the products and that DIS International, Inc. has no rights to the product at all. The claimant is suing DIS International, Inc. in Canada. The lawsuit is still ongoing as of June 30, 2000.

In June 1999, the Company filed suit against DIS International, Inc., to void its supply and licensed manufacturing agreement with DIS International, Inc., and to obtain a refund of all monies paid as well as Adven common stock issued to DIS International, Inc. Currently, this lawsuit is pending.

4.		Provision for Income Taxes
The Company recognizes deferred tax liabilities and benefits for the expected future tax impact of transactions that have been accounted for differently for book and tax purposes.

Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance has been provided to reduce the asset to the amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

						June 30, 2000
Deferred noncurrent tax asset                      435,449
Valuation allowance                               (435,449)
Total provision for income taxes                    $---0-

Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

                                                June 30, 2000
                          Loss carry forward      $ 315,650
            Loss on available for sale securities   119,799
                           Valuation allowance     (435,449)
                          Net deferred income tax     -0-

The net change in the valuation account at June 30, 2000 was $(59,957).

The following net operating loss carryforwards as of June 30, 2000, will expire if not applied by the dates scheduled below:
        Year ending December 31            Net Operating Loss
                2002                            $ 9,914
                2003                             21,740
                2004                              5,628
                2005                              4,571
                2006                                592
                2007                                415
                2008                              7,824
                2009                             28,907
                2010                              6,416
                2011                              1,844
                2012                              8,794
                2014                            827,050
                2015                              4,691

5.		Related Party Transactions
During 1999, the President of Adven, Inc. paid a $5,000 legal retainer on behalf of the Company and during the six months ended June 30, 2000, he advanced the Company an additional $20,000. Both advances are due on demand and carry an interest rate of 10.0%.

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

The carrying amounts reported in the balance sheets for cash and prepaid expenses approximate fair value at June 30, 2000.

The carrying amount and the estimated fair value of the investment in Parks America!, Inc. at June 30, 2000, was $45,172. The estimated fair value of this investment is based on the quoted market price.

The carrying amounts reported in the balance sheets for both the accounts payable and the shareholder advance at June 30, 2000, approximate fair values because the maturities are less than one year in duration.

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

Part II - Other Information

Item 1. Legal Proceedings.

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

During 1998, Adven, Inc. became aware that a company located in the Isle of Man claimed that it owns the patent on one of the products and that DIS International, Inc. has no rights to the product at all. The claimant is suing DIS International, Inc. in Canada. The lawsuit is still ongoing as of June 30, 2000.

In June 1999, the Company filed suit against DIS International, Inc., to void its supply and licensed manufacturing agreement with DIS International, Inc., and to obtain a refund of all monies paid as well as Adven common stock issued to DIS International, Inc. Currently, this lawsuit is pending.

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


                                August 15, 2000


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