Form 10-Q
period 2000-09-30
ADVEN INC
filed 2000-11-15
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

          X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 30, 2000

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

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on September 30, 2000 was 5,469,667.

Part I - Financial Statements

MARK BAILEY & COMPANY LTD.
Certified Public Accountants
Management Consultants

Mailing Address:
P.O. Box 6060
Reno, Nevada
89513

Phone:
775/332.4200
Fax:
775/332.4210

Office Address;
1495 Rldgevlew Drive, Ste. 200
Reno, Nevada 89509-6634

October 23, 2000

Board of Directors
Adven, Inc.

We have reviewed the accompanying balance sheets of Adven, Inc. as of September 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Adven, Inc.

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

Mark Bailey & Co., Ltd.
Reno, Nevada


ADVEN, INC.
BALANCE SHEETS
September 30, 2000 (unaudited) and December 31, 1999 (audited)

ASSETS
				September 30, 2000	December 31, 1999

Current Assets
Cash                            $11,378                   209
Prepaid legal fees		    923			  922
Total current assets		 12,301			1,131


Other Assets                     36,138               216,828
Investment
Deferred tax asset (Net of valuation allowance of $439,604 and $375,492)
Total other assets               36,138               216,828


Fixed Assets
Computer equipment Accumulated      2,390
Depreciation                        (335)
Total fixed assets                  2,055
Total assets                        50,494             217,959

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities Accounts payab      3,225           3,225
Accrued interest                        1,100           1,100
Advance from shareholder                25,000          5,000
Total current liabilities		29,325		8,225

Commitments and Contingencies

Stockholders' Equity
Common stock, $.0001 par value, 20,000,000 shares authorized, 5,469,667
shares issued and outstanding               547                     547
Additional paid-in-capital		1,337,715		1,337,715
Unrealized loss on securities
available for sale			(361,385)		(180,695)
Accumulated deficit			(995,708)		(987,833)

Total stockholders' equity		21,169		209,734

Total liabilities and stockholders'
Equity					50,494		217,959

The Accompanying Notes are an Integral Part of These Financial Statements.



ADVEN, INC.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
For the Nine Months and the Three Months Ended September 30, 2000

                             Nine Months                     Three months
                              Ended                           Ended
                             September 30, 2000      September 30, 2000
Revenue

Expenses
General and administrative expenses  (1,365)                (540)
Accounting Fees                      (5,075)                (2,000)
Depreciation Expense                   (335)                 (144)
Net loss before interest expense
and income tax                       (6,775)                 (2,684)

Interest Expense                     (1,100)                   (500)
Net loss before income taxes         (7,875)                 (3,184)

Provision for income taxes

Net loss                             (7,875)                 (3,184)

Unrealized loss on securities(net of tax of $0 for the nine and three months
                                                (180,690)       (9,034)
Comprehensive loss				(188,690)	(12,218)
Loss per share					(0.0014)	(0.0006)

The Accompanying notes are an integral part of these financial statements.

ADVEN, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
For the Nine Months and the Three Months Ended September 30, 2000 (unaudited)

                                   Additional  Retained  Other
                       Common Stock Paid-in    Earnings  Comprehensive Total
                       Shares Amount Capital   (Deficit) Deficit       Equity
Balance at
December 31, 1999      5,469,667 547 1,377,715 (987,833) (180,695)    209,734
Net loss                                        (3,157)               (3,157)
Balance at
March 31, 2000         5,469,667 547 1,377,715 (990,990) (180,695)    206,577
Net loss                                        (1,534)               (1,535)
Other Comprehensive                                     (171,656)   (171,656)
Balance at
June 30, 2000          5,469,667 547 1,377,715 (992,524)  (352,351)   33,387
Net loss                                       (3,184)               (3,184)
Other comprehensive
Loss                   5,469,667 547 1,377,715 (995,708) (361,385)   21,169

The Accompanying notes are an integral part of these financial statements.


ADVEN, INC.
STATEMENTS OF CAH FLOWS
For the Nine Months and the Trhee Months Ended September 30, 2000 (unaudited)

                                Nine Months                Three months
                                Ended                      Ended
                                September 30, 2000         September 30, 2000

Cash Flows from Operating Activities
Net loss				(7,875)			(3,184)

Adjustments to reconcile net loss to net cash provided by operation activities:
Depreciation                              335                       144
Increase in deferred tax asset          64,112                    4,155
Increase in value allowance            (64,112)                  (4,155)
Increase in accrued interest             1,099                      499

Net cash used in operating activities
					(6,441)			(2,541)

Cash Flows from Investing Activities
Purchase of fixed assets                 (2,390)                 0
Net cash used in investing               (2,390)                 0

Cash Flows from financing Activities
Proceeds from shareholder
Advance                                 (20,000)                 0
Net cash provide by financing           (20,000)                 0
Net increase and decrease in
Cash and cash equivalents                11,169                 (2,541)
Cash and cash equivalents
At beginning of period                      209                 13,919
Cash and cash equivalents
At end of period			11,378			11,378

Supplementary Information
During the nine months ended September 30, 2000 no amounts were actually paid for either interest or income taxes.

The Accompanying notes are an integral part of these financial statements.

ADVEN, INC.
NOTES TO FINANCIAL STAEMENTS
September 30, 2000 (unaudited)

1. Organization and Significant Accounting Policies

The Company was incorporated in the State of Washington on August 22, 1986, as a subchapter C corporation for income tax purposes. The Company has no operations at this time.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years and currently has no source of operating income. The Company's cash flow and existing credit are insufficient to fund the Company's cash flow need based on the expenses expected to be incurred during the next year. The President of the Company intends to advance funds as necessary to fund the cash flow needs of the Company.

The preparation of financial statements for the three-months and nine-month periods ended September 30, 2000, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2000, and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The balance sheet of the company as of December 31, 1999, was derived from the audited financial statements of the Company as of that date.

The preparation of the financial statements in conformity with generally accepted accounting standards requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. The Company has no cash equivalents as of September 30, 2000.

Public Offering
The Company registered 15,000,000 of its common stock shares with the Securities and Exchange Commission and made an initial public offering of 5,000,000 shares at $.03 per share in 1987.

Capitalization
The Company has authorized 20,000,000 shares of common stock, and has 5,69,667 shares of common stock issued and outstanding.

Fixed Assets
Depreciation expense is provided for on a straight-line basis over the estimated useful lives of owned assets.

Loss per share
Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

2. Investment
FASB No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable equity securities be classified as either trading of available for sale. The Company classified the investment in Grand Slam Treasures, Inc., formally Parks America!, Inc., as available for sale at December 31, 1999. FASB No. 115 also requires that all available for sale securities be reported at fair value, with any unrealized losses included as a part of comprehensive income and as a separate component of stockholders' equity until the losses are realized (net of the effect of income taxes). The fair market value and the unrealized loss of the Grand Slam Treasurers, Inc. investment at September 30, 2000, were $36,138 and $361,385 respectively.

3. Supply and Licensed Manufacturing Agreement
On March 17, 1997, the Company entered into a supply and licensed manufacturing agreement with DI International, Inc., a Barbados corporation. Pursuant to the agreement, the Company received the exclusive right to formulate, manufacture, sell, distribute, and put into use two products, the first a plant growing medium that aids the use of hydroponics, and the second an oil absorbent urethane foam. The Company'' rights to these products extend only to Australia and New Zealand.

During 1998, Adven, Inc. became aware that a company located in the Isle of Man claimed that it owns the patent on one of the products and that DIS International, Inc. has no rights to the product at all. The claimant is suing DIS International, Inc. in Canada. The lawsuit is till ongoing as of September 30, 2000.

In June 1999, the Company filed suit against DIS International, Inc., to void its supply and licensed manufacturing agreement with DIS International, Inc., and to obtain a refund of all monies paid as well as Adven common stock issued to DIS International, Inc. Currently, this lawsuit is pending.

4. Provision for Income Taxes
The Company recognizes deferred tax liabilities and benefits for the expected future tax impact of the transactions that have been accounted for differently for book and tax purposes.

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

Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes.

                                                         September 30, 2000
			Deferred noncurrent tax asset		$439,604
			Valuation allowance			(439,604)
			Total provision for income taxes		0

Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

                                                         September 30, 2000
			Loss carry forward			$316,733
			Loss on available for sale
                        Securities                               122,871
                        Net deferred income tax                         0

The net change in valuation account at September 30,2000 was $(64,112).

The following net operating loss carryforwards as of September 30, 2000, will expire if not applied by the dates scheduled below:

	Year ending December 31			Net Operating Loss
        2002                                    $9,914
        2003                                    21,740
        2004                                    5,628
        2005                                    4,571
        2006                                    592
        2007                                    415
        2008                                    7,824
        2009                                    28,907
        2010                                    6,416
        2011                                    1,844
        2012                                    8,792
        2013
        2014                                    827,050
        2015                                    7,875
                                                931,570

5. Related Party Transactions
During 1999, the President of Adven, Inc. paid a $5,000 legal reainer on behalf of the Company and during the nine months ended September 30, 2000, he advanced the Company and additional $20,000. Both advances are due on demand and carry an interest rate of 8%.

6. Fair Value of Financial Instruments
Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosure about Fair Value of Financial Instruments," is a part of a continuing process by the FASB to improve information of financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments a defined by the Statement.

The carrying amounts reported in the balance sheets for cash and prepaid expenses approximate fair value at September 30, 2000.

The Carrying amount and the estimated fair value for the investment in Grand Slam Treasures, Inc. at September 30, 2000, was $36,138. The estimated fair value of this investment is based on the quoted market price.

The carrying amounts reported in the balance sheets for both the accounts payable and the shareholder advance at September 30, 2000, approximate fair values because the maturities are less than one year in duration.


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


                               November 14, 2000


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