Form 10-K
period 2000-12-31
ADVEN INC
filed 2001-03-26
CIK 802206

UNITED STATES
                        SECURITIES EXCHANGE CONMSSION
                           Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

                           For fiscal year ended
                             December 31, 2000

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

        As of December 31, 2000, the Company had 5,469,667 shared of common stock issued and outstanding, and on March 31, 1999, the Company had 5,469,667 shares of common stock issued and outstanding, 859,700 of these shares being held by non-affiliates of the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing bid price of such stock, as of March 31, 2001 is $51,582., based upon $.06 mulitiplied the 859,700 shares of common stock held by non-affiliates.


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

                     Fiscal Year Ended December 31, 1998

                                                Bid

                                High                           Low

  Year Ended Dec. 31, 2000      0.30                           0.06

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

                        Selected Operating Information
                     Year Ending December 31, 1996 to 2000
                                 Adven, Inc.
                                Consolidated

As at and for the Years Ended December 31,

                                1996     1997     1998     1999	  2000
        Operating Revenue       Nil      1,343    25,181   Nil	  Nil
        Income (Loss)           (1,844)  (8,794)  (1,209)(1,007,745)(217,218)
	from operations
        Income (Loss)           (.0011)  (.0016)  (.0002)  (.1512)  (0.0026)
	per common share
        Total Assets            13,391 1,710,604 1,609,639 217,959   24,718
        Long Term Obligations   Nil      505,100  389,160  8,225	   32,265
        Redeemable Preferred Stock       Nil      Nil      Nil	   Nil
        Cash Dividends          Nil      Nil      Nil      Nil	   Nil
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

                                Name/Title                   Date

                                Henri Hornby                 March 26, 2000
                                Henri Hornby
                                President / Director


                                Neil F. Hornby               March 26, 2000
                                Neil F. Hornby
                                Secretary Director


Exhibit A
Audited
Financial Statements

MARK BAILEY & COMPANY, LTD.

Certified Public Accountants
Management Consultants

Office Address:
1495 Ridgeview Drive, Ste. 200
Phone: 775/332.4200
Fax; 775/3 32.42 10

Mailing Address:
P.O. Box 6060
Reno, Nevada 89509-6634
Reno, Nevada 895 1 3

Independent Auditors' Report
February 10, 2000
Board of Directors
Adven, Inc.

Independent Auditors' Report
February 15, 2001
Board of Directors
Adven, Inc.

We have audited the accompanying balance sheets of Adven, Inc., a Nevada corporation as of December 31, 2000, and 1999, and the related statements of operations and other comprehensive income (loss), changes in stockholders' equity, and cash flows for the years ended December 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adven, Inc. as of December 31, 2000, and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999, and 1998 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mark Bailey & Company, Ltd.
Reno, Nevada

ADVEN, INC.
Balance Sheets
December 31, 2000 and 1999

ASSETS

                                       2000             1999
Current Assets
Cash                            $     9,254      $       209
Prepaid legal fees                        -              922
Total current assets                  9,254            1,131

Other Assets
Investments                          13,552          216,828
Deferred tax asset
(net of valuation allowance of
$449,368 and 375,492)                     -                -

Total other assets                   13,552          216,828

Fixed Assets
Computer equipment                    2,390                -
Accumulated depreciation               (478)               -

Total fixed assets                    1,912                -

Total assets                 $       24,718     $    217,959

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable             $        5,540     $      3,225
Accrued interest                      1,725                -
Advance from shareholder             25,000            5,000

Total current liabilities            32,265            8,225

Commitment and Contingencies

Stockholders' Equity
Common stock, $.0001 par value,
20,000,000 shares authorized,
5,469,667 shares issued and
outstanding                             547              547
Additional paid-in-capital        1,377,715        1,377,715
Unrealized loss on available
for sale securities                (383,971)        (180,695)
Accumulated deficit              (1,001,838)        (987,833)

Total stockholders' equity           (7,547)         209,734

Total liabilities and
stockholders' equity     $           24,718     $    217,959

ADVEN, INC.
Statement of Operations and other Comprehensive Loss
For the yeas Ended December 31, 2000, 1999, and 1998

                                2000            1999            1998
Revenue
Interest income         $             $                   $    22,102
Gain on asset exchange             -                -           3,079

Total revenue                      -                -          25,181

General and administrative
expenses                     (11,802)          (8,986)        (17,330)
Depreciation expense            (478)               -               -
Loss on impairment of
supply and license agreement       -         (818,064)              -

Net income (loss) before
interest expense, income
taxes and extraordinary item (12,280)        (827,050)          7,851

Interest expense              (1,725)               -         (13,185)

Net loss before income taxes
and extraordinary item       (14,005)        (827,050)         (5,334)

Provision for income taxes         -                -               -

Net loss before extraordinary
item                         (14,005)        (827,050)         (5,334)

Extraordinary item (net of tax of $0)               -           4,125

Net loss                     (14,005)        (827,050)         (1,209)

Unrealized loss on securities
(net of tax of $0)          (203,276)        (180,695)              -

Comprehensive loss     $    (217,281)   $  (1,007,745)   $     (1,209)

Earnings per common share:
Net loss before extraordinary
item                  $      (0.0026)   $     (0.1512)   $    (0.0010)
Extraordinary item                 -                -          0.0008

Loss per share        $      (0.0026)   $     (0.1512)   $    (0.0002)

The Accompanying Notes are an Integral Part of These Financial Statements

ADVEN, INC.
Statement of changes in Stockholder Equity
For the Years Ended December 31, 2000, 1999, 1998

                        Additional      Retained        Other
        Common Stock    Paid-in         Earnings        Comprehensive   Total
        Shares  Amount  Capital         (Deficit)       Deficit        Equity

Balance at December 31, 1997
     5,469,667  $ 547   $1,377,715      $(172,758)      $      -   $1,205,504
Net income at December 31, 1998
             -      -            -         11,975              -       11,975
Balance at December 31, 1998
    5,469,667     547   1,377,715        (160,783)             -    1,217,479
Net loss at  December 31, 1999
            -       -           -        (827,050)             -     (827,050)
Other comprehensive loss at December 31, 1999
            -       -           -               -       (180,695)    (180,695)
Balance at December 31, 1999
    5,469,667     547   1,377,715        (987,833)      (180,695)     209,734
Net loss at December 31, 2000
                                          (14,005)                    (14,005)
Other comprehensive loss at December 31, 2000
                                                         (203,276)   (203,276)
Balance at December 31, 2000
    5,469,667 $   547  $1,377,715    $ (1,001,838)   $   (383,971)$    (7,547)

The Accompanying Notes are an Integral Part of These Financial Statements

ADVEN, INC.
Statement of cash flows
For the Years Ended December 31, 2000, 1999, and 1998

                                        2000      1999     1998
Cash Flows from Operating Activities
Net income (loss)                   $ (14,005)$(827,050)$ 11,975
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation expense                    478     -0-     -0-
Loss on impairment of assets            -0-     818,066 -0-
Gain on exchange of assets              -0-     -0-     (3,079)
Gain on extinguishment of debt          -0-     -0-     (4,125)
Increase in interest receivable         -0-     -0-    (22,101)
Decrease  (increase) in prepaid
legal expenses                          923     (923)   -0-
Increase in accounts payable            2,314   2,250   -0-
Increase in deferred tax asset          (73,876)(342,633)(32,859)
Increase in the deferred tax
valuation account                       73,876  342,633 32,859
Increase in accrued interest             1,725  -0-     13,185
Net cash used in operating activities   (8,565)  (7,657)(4,145)
Cash Flows from Investing Activities
Purchase of fixed asset                 (2,390) -0-     -0-
Issuance of notes receivable            -0-     -0-     (275,000)
Principal payments received on
notes receivable                        -0-     -0-     4,000
Payment of license agreement            -0-     -0-     (125,000)
Net cash used in investing activities   (2,390) -0-     (396,000)
Cash Flows from Financing Activities
Proceeds from shareholder advance
                                        20,000  5,000   -0-
Net cash provided by financing activities
                                        20,000  5,000   -0-
Net increase (decrease) in cash and cash equivalents
                                        9,045   (2,657) (400,145)
Cash and cash equivalents at beginning of period
                                          209    2,866   403,011
Cash and cash equivalents at end of period
                                  $     9,254  $   209  $  2,866

Supplementary Information and Schedule of Noncash Activities
During 2000, 1999, and 1998, no amounts were actually paid for either interest or income taxes.

During 1998 the Company received common stock valued at $397,523 from a former related corporation (see Note 2) as payment on several notes receivable.

The Accompanying Notes are an Integral Part of the Financial Statements

Notes to the financial statements

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2000, 1999, and 1998.

Capitalization
The Company has authorized 20,000,000 shares of common stock and has 5,469,667 shares of common stock issued and outstanding.

Fixed Assets
Depreciation expense is provided for on a straight-line basis over the estimated useful lives of owned assets.


1.	Organization And Significant Accounting Policies (continued)
Loss per share
Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

2.	Investments
Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable equity securities be classified as either trading or available for sale. The Company classified the investment in Grand Slam Treasures, Inc., formally Parks America!, Inc., as available for sale at December 31, 1999. FASB No. 115 also requires that all available for sale securities be reported at fair value, with any unrealized losses included as a part of comprehensive income and as a separate component of stockholders' equity until the losses are realized (net of the effect of income taxes). The fair market value and the unrealized loss of the Grand Slam Treasures, Inc. investment at December 31, 2000, were $13,552 and $383,971, respectively. The fair market value and the unrealized loss of Grand Slam Treasures, Inc., investment at December 31, 1999, were $216,828 and $180,695, respectively.

During 1998 Adven, Inc. loaned Wincanton Corporation an additional $275,000 also at 10% interest per annum. These notes were to be paid one year from the dates of issuance. Wincanton Corporation repaid $4,000 on the notes during 1998. On October 7, 1998, the Company exchanged the total notes receivable balance of $371,000, plus accrued interest to date of $23,445, for 1,806,924 shares of Wincanton Corporation stock. This transaction resulted in a gain of $4,125.

3. Supply and Licensed Manufacturing Agreement
In March 1997, the Company entered into a supply and licensed manufacturing agreement with DIS International, Inc., a Barbados corporation. Pursuant to the agreement, the Company received the exclusive right to formulate, manufacture, sell, distribute, and put into use two products, the first a plant growing medium that aids the use of hydroponics,
3. Supply and Licensed Manufacturing Agreement (continued) and the second an oil absorbent urethane foam. The Company's rights to these products extend only to Australia and New Zealand.

During 1998, Adven, Inc. became aware that a company located in the Isle of Man claimed that it owns the patent on one of the products and that DIS International, Inc. had no rights to the product at all. The claimant is suing DIS International, Inc. in Canada. The lawsuit is still ongoing as of December 31, 2000.

In June 1999, the Company filed suit against DIS International, Inc., to void its supply and licensed manufacturing agreement with DIS International, Inc., and to obtain a refund of all monies paid as well as Adven common stock issued to DIS International, Inc. Currently, this lawsuit is pending.

4. 	Provisions for Income Taxes
The Company recognizes deferred tax liabilities and benefits for the expected future tax impact of transactions that have been accounted for differently for book and tax purposes.

Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance has been provided to reduce the asset to the amount of tax benefit management believes it will realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

December 31

                                  2000            1999            1998
Deferred noncurrent tax asset $   449,368       $ 375,492       $ 32,859
Valuation allowance              (449,368)       (375,492)       (32,859)
Total provision for income taxes $    -0-   $         -0-     $      -0-

4.		Provision for Income Taxes (continued)
Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

December 31

                                  2000            1999            1998
Loss carry forward           $   318,818      $  314,056      $   32,859
Loss on available for sale securities
                                 130,550          61,436           -0-
Valuation allowance             (449,368)       (375,492)        (32,859)
Net deferred income tax    $        -0-     $       -0-    $       -0-

The net change in the valuation account at December 31, 2000, 1999, and 1998, was $73,834, $342,633, and $32,859, respectively.

The following net operating loss carryforwards as of December 31, 2000, will expire if not applied by the dates scheduled below:
                Year ending December 31          Net Operating Loss
                        2002                            $   9,914
                        2003                               21,740
                        2004                                5,628
                        2005                                4,571
                        2006                                  592
                        2007                                  415
                        2008                                7,824
                        2009                               28,907
                        2010                                6,416
                        2011                                1,844
                        2018                                8,794
                        2019                              827,050
                        2020                               14,005

                                                        $ 937,700

5.	Related Party Transactions
During 1999, the President of Adven, Inc. paid a $5,000 legal retainer on behalf of the Company and during the year ended December 31, 2000, he advanced the Company an additional $20,000. Both advances are due on demand and carry an interest rate of 8.0%.

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

The carrying amount and the estimated fair value of the investment in Grand Slam Treasures, Inc. at December 31, 2000, was $13,552. The estimated fair value of this investment is based on the quoted market price.

The carrying amounts reported in the balance sheets for the shareholder advance and the related interest payable at December 31, 2000, approximate fair values because the maturities are less than one year in duration.