Form 10-Q
period 2001-03-31
ADVEN INC
filed 2001-05-15
CIK 802206

================================================================================
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended March 31, 2001

[_]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXHANGE ACT


                           Commission File No. 0-24262
                           ---------------------------

                                ADVEN, INC.
                                -----------
         (Exact name of registrant as specified in its charter)

          Washington                              91-1363905
          ----------                              ----------
     (State or other jurisdiction of    (IRS Employer Identification No.)
     incorporation or organization)


           3653 Hemlock Court
             Reno, Nevada                                          89509
             ------------                                          -----
     (Address of principal executive                             (Zip Code)
                offices)

                                  (775)829-8812
                                  -------------
                    (Registrants telephone number including
                                   area code)


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past ninety days.

          Yes    [X]                             No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on March 31, 2001 was 5,469,667.
================================================================================

                                   ADVEN, INC.

                              FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED

                                 MARCH 31, 2001,

                                      WITH

                                REVIEW REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS




Independent Accountants' Review Report.......................................2

Balance Sheets...............................................................3

Statement of Operations and Other Comprehensive Loss.........................4

Statement of Changes in Stockholders' Equity.................................5

Statement of Cash Flows......................................................6

Notes to Financial Statements................................................7

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




                     Independent Accountants' Review Report
                     --------------------------------------


May 1, 2001

Board of Directors
Adven, Inc.

We have reviewed the accompanying balance sheets of Adven, Inc. as of March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Adven, Inc.

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

The balance sheet for the period ended December 31, 2000, was audited by us, and we expressed an unqualified opinion on it in our audit report dated February 15, 2001, but we have not performed any auditing procedures since that date.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.




Mark Bailey & Co., Ltd.
Reno, Nevada

                                   ADVEN, INC.
                                 BALANCE SHEETS
                                 --------------
            March 31, 2001(unaudited) and December 31, 2001(audited)

                                                                    MARCH 31,       DECEMBER 31,
                                     ASSETS                            2001             2000
                                     ------                        -----------       -----------
CASH                                                               $     5,021       $     9,254
----                                                               -----------       -----------
     Total current assets                                                5,021             9,254
                                                                   -----------       -----------
OTHER ASSETS
------------
     Investment                                                          1,988            13,552
     Deferred tax asset (Net of valuation allowance of
     $454,115 and $449,368)                                                --                --
                                                                   -----------       -----------
        Total other assets                                               1,988            13,552
                                                                   -----------       -----------
FIXED ASSETS
------------
     Computer equipment                                                  2,390             2,390
     Accumulated depreciation                                             (669)             (478)
                                                                   -----------       -----------
        Total fixed assets                                               1,721             1,912
                                                                   -----------       -----------
        Total assets                                               $     8,730       $    24,718
                                                                   ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
-------------------
     Accounts payable                                              $     3,013       $     5,540
     Accrued interest                                                    2,225             1,725
     Advance from shareholder                                           25,000            25,000
                                                                   -----------       -----------
        Total current liabilities                                       30,238            32,265
                                                                   -----------       -----------
COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' EQUITY
--------------------
     Common stock, $.0001 par value, 20,000,000 shares
        authorized, 5,469,667 shares issued and outstanding                547               547
     Additional paid-in-capital                                      1,377,715         1,377,715
     Unrealized loss on securities available for sale                 (395,535)         (383,971)
     Accumulated deficit                                            (1,004,235)       (1,001,838)
                                                                   -----------       -----------
        Total stockholders' equity                                     (21,508)           (7,547)
                                                                   -----------       -----------
        Total liabilities and stockholders' equity                 $     8,730       $    24,718
                                                                   ===========       ===========

   The Accompanying Notes are an Integral Part of These Financial Statements.

                                   ADVEN, INC.
              STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
              ----------------------------------------------------
              For the Three Months Ended March 31, 2001 (unaudited)




                                                               THREE MONTHS
                                                                   ENDED
                                                              MARCH 31, 2001
                                                              --------------

REVENUE                                                       $         --
-------

EXPENSES
--------                                                      --------------
     General and administrative expenses                              (1,169)
     Accounting fees                                                    (500)
     Depreciation  expense                                              (191)
                                                              --------------

        Net loss before interest expense and income taxes             (1,860)

     Interest expense                                                   (537)
                                                              --------------

        Net loss before income taxes                                  (2,397)

     Provision for income taxes                                         --
                                                              --------------

        Net loss                                                      (2,397)
                                                              --------------

     Unrealized loss on securities (net of tax of $0
        for the three months)                                        (11,564)
                                                              --------------

        Comprehensive loss                                    $      (13,961)
                                                              ==============

        Loss per share                                        $      (0.0004)
                                                              ==============










   The Accompanying Notes are an Integral Part of These Financial Statements.

                                   ADVEN, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------
              For the Three Months Ended March 31, 2001 (unaudited)






                                                                   ADDITIONAL        RETAINED            OTHER
                                          COMMON STOCK               PAID-IN         EARNINGS         COMPREHENSIVE        TOTAL
                                     SHARES          AMOUNT          CAPITAL        (DEFICIT)           DEFICIT           EQUITY
                                   ------------------------------------------------------------------------------------------------

Balance at December 31, 2000       5,469,667      $       547      $ 1,377,715     $(1,001,838)       $  (383,971)     $    (7,547)

Net loss                                                                                (2,397)                             (2,397)

Other comprehensive loss                                                                                  (11,564)         (11,564)
                                   -----------------------------------------------------------------------------------------------

Balance at March 31, 2001          5,469,667      $       547      $ 1,377,715     $(1,004,235)       $  (395,535)     $   (21,508)
                                   ===============================================================================================



















   The Accompanying Notes are an Integral Part of These Financial Statements.

                                   ADVEN, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              For The Three Months Ended March 31, 2001 (unaudited)

                                                                            MARCH 31, 2001
                                                                            --------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
     Net income (loss)                                                      $       (2,397)

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:

         Depreciation expense                                                          191
         Decrease in accounts payable                                               (2,527)
         Increase in deferred tax asset                                             (4,747)
         Increase in the deferred tax valuation allowance                            4,747
         Increase in accrued interest                                                  500
                                                                            --------------

     Net cash used in operating activities                                          (4,233)
                                                                            --------------

     Net decrease in cash and cash equivalents                                      (4,233)

     Cash and cash equivalents at December 31, 2000                                  9,254
                                                                            --------------

     Cash and cash equivalents at March 31, 2001                            $        5,021
                                                                            ==============

SUPPLEMENTARY INFORMATION
-------------------------
During the three months ended March 31, 2001, no amounts were actually paid for either interest or income taxes.


                                   ADVEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      March 31, 2001, and December 31, 2000





1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------
         The Company was incorporated in the State of Washington on August 1986 as a subchapter C corporation for income tax purposes. The Company has no operations at this time.

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

         The preparation of financial statements for the three-month period ended March 31, 2001, has been completed by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2001, and for the three months then ended have been made. Those adjustments consist only of normal and recurring adjustments. The balance sheet of the Company as of December 31, 2000, was derived from the audited financial statements of the Company as of that date.

         The preparation of the financial statements in conformity with generally accepted accounting standards requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS
         -------------------------
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2001, and December 31, 2000.

                                   ADVEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      March 31, 2001, and December 31, 2000




1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------------
         CAPITALIZATION
         --------------
         The Company has authorized 20,000,000 shares of common stock and has 5,469,667 shares of common stock issued and outstanding.

         FIXED ASSETS
         ------------
         Depreciation expense is recorded using an accelerated method of depreciation.

         LOSS PER SHARE
         --------------
         Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2001, and December 31, 2000, the Company had no dilutive common stock equivalents such as stock options.


2.       INVESTMENTS
         -----------
         Financial Accounting Standards Board Statement (FASB) No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable equity securities be classified as either trading or available for sale. The Company classified the investment in Asconi Corporation, formerly Grand Slam Treasures, Inc., as available for sale at March 31, 2001. FASB No. 115 also requires that all available for sale securities be reported at fair value, with any unrealized losses included as a part of comprehensive income and as a separate component of stockholders' equity until the losses are realized (net of the effect of income taxes). The fair market value and the unrealized loss of the Asconi Corporation investment at March 31, 2001, were $1,988 and $395,535, respectively. The fair market value and the unrealized loss of the Asconi Corporation, investment at December 31, 2000, were $13,552 and $383,971, respectively.

                                   ADVEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      March 31, 2001, and December 31, 2000




3.       SUPPLY AND LICENSED MANUFACTURING AGREEMENT
         -------------------------------------------
         In March 1997 the Company entered into a supply and licensed manufacturing agreement with DIS International, Inc., a Barbados corporation. Pursuant to the agreement, the Company received the exclusive right to formulate, manufacture, sell, distribute, and put into use two products, the first a plant growing medium that aids the use of hydroponics, and the second an oil absorbent urethane foam. The Company's rights to these products extend only to Australia and New Zealand.

         During 1998 Adven, Inc. became aware that a company located in the Isle of Man claimed that it owns the patent on one of the products and that DIS International, Inc. had no rights to the product at all. The claimant is suing DIS International, Inc. in Canada. The lawsuit is still ongoing as of March 31, 2001.

         In June 1999 the Company filed suit against DIS International, Inc., to void its supply and licensed manufacturing agreement with DIS International, Inc., and to obtain a refund of all monies paid as well as Adven common stock issued to DIS International, Inc. Currently, this lawsuit is pending.


4.       PROVISIONS FOR INCOME TAXES
         ---------------------------
         The Company recognizes deferred tax liabilities and benefits for the expected future tax impact of transactions that have been accounted for differently for book and tax purposes.

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

         ---------------------------------------
         The following is a schedule of the composition of the provision for income taxes:
                                               March 31,        December 31,
                                                  2001             2000
                                              -----------       -----------
         Deferred noncurrent tax asset        $   454,115       $   449,368
         Valuation allowance                     (454,115)         (449,368)
                                              -----------       -----------

         Total provision for income taxes     $       -0-       $       -0-
                                              ===========       ===========


         Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

                                               March 31,        December 31,
                                                  2001             2000
                                              -----------       -----------
         Loss carry forward                   $   319,633       $   318,818
         Loss on available for sale securities    134,482           130,550
         Valuation allowance                     (454,115)         (449,368)
                                              -----------       -----------
         Net deferred income tax              $       -0-       $       -0-
                                              ===========       ===========


         The net change in the valuation account at March 31, 2001, and December 31, 2000, was $4,747 and $73,834, respectively. The Company has available net operating loss carryforwards totaling approximately $940,000, which expire in the years 2002 to 2021.

5.       RELATED PARTY TRANSACTIONS
         --------------------------
         The President of Adven, Inc. has advanced the Company funds to pay expenses. The advance is due upon demand and carries an interest rate of 8.0% per annum. As of March 31, 2001, and December 31, 2000, the advance was $25,000. The related accrued interest was $2,225 and $1,725 at March 31, 2001, and December 31, 2000, respectively.

6.       FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------
         Financial Accounting Standards Board Statement No. 107, "Disclosure about Fair Value of Financial Instruments," is a part of a continuing process by the FASB to improve information on financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

6.       FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
         -----------------------------------------------
         The carrying amount and the estimated fair value of the investment in Asconi Corporation at March 31, 2001, and December 31, 2000, was $1,988 and $13,552, respectively. The estimated fair value of this investment is based on the quoted market price.

         The carrying amounts reported in the balance sheets for the shareholder advance and the related interest payable at March 31, 2001, and December 31, 2000, approximate fair values because the maturities are less than one year in duration.

                                   SIGNATURES
                                   ----------


                                  May 15, 2001


In accordance with requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                       ADVEN, INC.
                                       Registrant

                                       /s/  Henri Hornby
                                       ---------------------------
                                       Henri Hornby
                                       President / Director

                                       /s/ Neil F. Hornby
                                       ---------------------------
                                       Neil F. Hornby
                                       Secretary / Treasurer / Director