Form 10-Q
period 2001-06-30
ADVEN INC
filed 2001-08-10
CIK 802206

================================================================================
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended June 30, 2001

[_]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXHANGE ACT


                           Commission File No. 0-24262
                           ---------------------------


                                ADVEN, INC.
                                -----------
         (Exact name of registrant as specified in its charter)


          Washington                                91-1363905
          ----------                                ----------
     (State or other jurisdiction of              (IRS Employer
     incorporation or organization)             Identification No.)


           3653 Hemlock Court
             Reno, Nevada                             89509
             ------------                             -----
         (Address of principal                      (Zip Code)
           executive offices)

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

                                   ADVEN, INC.

                              FINANCIAL STATEMENTS

                               FOR THE SIX MONTHS

                           AND THE THREE MONTHS ENDED

                                 JUNE 30, 2001,

                                      WITH

                                REVIEW REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS



Independent Accountants' Review Report....................................  2

Balance Sheets............................................................  3

Statements of Operations and Other Comprehensive Loss.....................  4

Statement of Changes in Stockholders' Equity..............................  5

Statements of Cash Flows..................................................  6

Notes to Financial Statements.............................................  7

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





                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------


August 1, 2001

Board of Directors
Adven, Inc.

We have reviewed the accompanying balance sheets of Adven, Inc. as of June 30, 2001, and the related statements of operations and stockholders' equity, for the six and three months then ended, and the statement of cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Adven, Inc.

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




Mark Bailey & Co., Ltd.
Reno, Nevada

                                   ADVEN, INC.
                                 BALANCE SHEETS
                                 --------------
            June 30, 2001(unaudited) and December 31, 2000 (audited)




                                                                JUNE 30, 2001     DECEMBER 31, 2000
                                                                --------------      --------------

CURRENT ASSETS                       ASSETS
--------------                       ------
    Cash                                                        $        1,957      $        9,254
    Prepaid legal fees                                                     358                   0
                                                                --------------      --------------
        Total current assets                                             2,315               9,254
                                                                --------------      --------------

OTHER ASSETS
------------
    Investment                                                             670              13,552
    Deferred tax asset (Net of valuation
        allowance of $455,825 and $449,368)                                  0                   0
                                                                --------------      --------------
        Total other assets                                                 670              13,552
                                                                --------------      --------------

FIXED ASSETS
------------
    Computer equipment                                                   2,390               2,390
    Accumulated depreciation                                              (860)               (478)
                                                                --------------      --------------
        Total fixed assets                                               1,530               1,912
                                                                --------------      --------------
             Total assets                                       $        4,515      $       24,718
                                                                ==============      ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
    Accounts payable                                            $        1,329      $        5,540
    Accrued interest                                                     2,725               1,725
    Advance from shareholder                                            27,000              25,000
                                                                --------------      --------------
        Total current liabilities                                       31,054              32,265
                                                                --------------      --------------

COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' EQUITY
--------------------
    Common stock, $.0001 par value, 20,000,000 shares
        authorized, 5,469,667 shares issued and outstanding                547                 547
    Additional paid-in-capital                                       1,377,715           1,377,715
    Unrealized loss on securities available for sale                  (396,853)           (383,971)
    Accumulated deficit                                             (1,007,948)         (1,001,838)
                                                                --------------      --------------
        Total stockholders' equity                                     (26,539)             (7,547)
                                                                --------------      --------------
             Total liabilities and stockholders' equity         $        4,515      $       24,718
                                                                ==============      ==============


    The Accompanying Notes are an Integral Part of These Financial Statements

                                   ADVEN, INC.
              STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
              -----------------------------------------------------
                  For the Six Months and the Three Months Ended
                       June 30, 2001, and 2000 (unaudited)



                                                                 FOR THE SIX MONTHS ENDED             FOR THE THREE MONTHS ENDED
                                                             --------------------------------      --------------------------------
                                                             JUNE 30, 2001      JUNE 30, 2000      JUNE 30, 2001      JUNE 30, 2000
                                                             -------------      -------------      -------------      -------------
REVENUE                                                      $           0      $           0      $           0      $           0
-------

EXPENSES
--------
    General and administrative expenses                             (2,301)              (825)            (1,132)              (743)
    Accounting fees                                                 (2,350)            (3,075)            (1,850)                 0
    Depreciation expense                                              (382)              (191)              (191)              (191)
                                                             -------------      -------------      -------------      -------------

        Net loss before interest expense and income taxes           (5,033)            (4,091)            (3,173)              (934)

    Interest expense                                                (1,077)              (600)              (540)              (600)
                                                             -------------      -------------      -------------      -------------

        Net loss before income taxes                                (6,110)            (4,691)            (3,713)            (1,534)


    Provision for income taxes                                           0                  0                  0                  0
                                                             -------------      -------------      -------------      -------------

        Net loss                                                    (6,110)            (4,691)            (3,713)            (1,534)

    Unrealized loss on securities (net of tax of $0 for
        the three months)                                          (12,882)          (357,042)            (1,318)          (171,656)
                                                             -------------      -------------      -------------      -------------

        Comprehensive loss                                   $     (18,992)     $    (361,733)     $      (5,031)     $    (173,190)
                                                             =============      =============      =============      =============

    Loss per share                                           $     (0.0011)     $     (0.0009)     $     (0.0007)     $     (0.0003)
                                                             =============      =============      =============      =============







    The Accompanying Notes are an Integral Part of These Financial Statements

                                   ADVEN, INC.
                  STATEMENT OF CHANGES IN STOCK HOLDERS' EQUITY
                  ---------------------------------------------
     For the Six Months and the Three Months Ended June 30, 2001 (unaudited)





                                         COMMON STOCK            ADDITIONAL       RETAINED          OTHER
                                 ---------------------------       PAID-IN        EARNINGS      COMPREHENSIVE       TOTAL
                                    SHARES          AMOUNT         CAPITAL        (DEFICIT)        DEFICIT         EQUITY
                                 -----------     -----------     -----------     -----------     -----------     -----------

Balance at December 31, 2000       5,469,667     $       547     $ 1,377,715     $(1,001,838)    $  (383,971)    $    (7,547)


Net loss                                                                              (2,397)                         (2,397)
Other comprehensive loss                                                                             (11,564)        (11,564)
                                 -----------     -----------     -----------     -----------     -----------     -----------

Balance at March 31, 2001          5,469,667             547       1,377,715      (1,004,235)       (395,535)        (21,508)

Net loss                                                                              (3,713)                         (3,713)

Other comprehensive loss                                                                              (1,318)         (1,318)
                                 -----------     -----------     -----------     -----------     -----------     -----------

Balance June 30, 2001              5,469,667     $       547     $ 1,377,715     $(1,007,948)    $  (396,853)    $   (26,539)
                                 ===========     ===========     ===========     ===========     ===========     ===========





















   The Accompanying Notes are an Integral Part of These Financial Statements.

                                   ADVEN, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
      For the Six Months Ended June 30, 2001, and June 30, 2000 (unaudited)

                                                                                   JUNE 30, 2001      JUNE 30, 2000
                                                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
      Net income (loss)                                                            $      (6,110)     $      (4,691)

      Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
           Depreciation expense                                                              382                191
           Decrease in accounts payable                                                   (4,211)                 0
           Increase in prepaid legal fees                                                   (358)                 0
           Increase in deferred tax asset                                                 (6,457)          (435,449)
           Increase in the deferred tax valuation allowance                                6,457            435,449
           Increase in accrued interest                                                    1,000                600
                                                                                   -------------      -------------

      Net cash used in operating activities                                               (9,297)            (3,900)
                                                                                   -------------      -------------

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
           Purchase of fixed assets                                                            0             (2,390)
                                                                                   -------------      -------------

      Net cash used in investing activities                                                    0             (2,390)
                                                                                   -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
           Proceeds from shareholder advance                                               2,000             20,000
                                                                                   -------------      -------------

      Net cash provided by financing activities                                            2,000             20,000
                                                                                   -------------      -------------

      Net decrease in cash and cash equivalents                                           (7,297)            13,710

      Cash and cash equivalents at December 31, 2000, and 1999                             9,254                209
                                                                                   -------------      -------------

      Cash and cash equivalents at June 30, 2001, and 2000                         $       1,957      $      13,919
                                                                                   =============      =============

SUPPLEMENTARY INFORMATION
-------------------------
During the six months ended June 30, 2001, and 2000, $101 and $0 were paid for interest, respectively, and no amounts were actually paid for income taxes

   The Accompanying Notes are an Integral Part of These Financial Statements.

                                   ADVEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      June 30, 2001, and December 31, 2000





1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------------
     The Company was incorporated in the State of Washington in August 1986 as a subchapter C corporation for income tax purposes. The Company has no operations at this time.

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

     The preparation of financial statements for the six-month period ended June 30, 2001, has been completed by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, as of June 30, 2001, all adjustments necessary to present fairly the financial position and results of operations for the six months and the three months then ended, and cash flows for the six months then ended have been made. Those adjustments consist only of normal and recurring adjustments. The balance sheet of the Company as of December 31, 2000, was derived from the audited financial statements of the Company as of that date.

     The preparation of the financial statements in conformity with generally accepted accounting standards requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


     CASH AND CASH EQUIVALENTS
     -------------------------
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2001, and December 31, 2000.


     CAPITALIZATION
     --------------
     The Company has authorized 20,000,000 shares of common stock and has 5,469,667 shares of common stock issued and outstanding.

                                   ADVEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      June 30, 2001, and December 31, 2000




1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------------

     FIXED ASSETS
     ------------
     Depreciation expense is recorded using an accelerated method of depreciation.


     LOSS PER SHARE
     --------------
     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2001, and December 31, 2000, the Company had no dilutive common stock equivalents such as stock options.


2.   INVESTMENT
     ----------
     Financial Accounting Standards Board Statement (FASB) No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable equity securities be classified as either trading or available for sale. The Company classified the investment in Asconi Corporation, formerly Grand Slam Treasures, Inc., as available for sale at June 30, 2001. FASB No. 115 also requires that all available for sale securities be reported at fair value, with any unrealized losses included as a part of comprehensive income and as a separate component of stockholders' equity until the losses are realized (net of the effect of income taxes). The fair market value and the unrealized loss of the Asconi Corporation investment at June 30, 2001, were $670 and $1,318, respectively. The fair market value and the unrealized loss of the Asconi Corporation, investment at December 31, 2000, were $13,552 and $383,971, respectively.


3.   SUPPLY AND LICENSED MANUFACTURING AGREEMENT
     -------------------------------------------
     In March 1997 the Company entered into a supply and licensed manufacturing agreement with DIS International, Inc., a Barbados corporation. Pursuant to the agreement, the Company received the exclusive right to formulate, manufacture, sell, distribute, and put into use two products, the first, a plant growing medium that aids the use of hydroponics, and the second, an oil absorbent urethane foam. The Company's rights to these products extend only to Australia and New Zealand.

                                   ADVEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      June 30, 2001, and December 31, 2000





3.   SUPPLY AND LICENSED MANUFACTURING AGREEMENT (CONTINUED)
     -------------------------------------------------------
     During 1998 Adven, Inc., became aware that a company located in the Isle of Man claimed that it owns the patent on one of the products and that DIS International, Inc., had no rights to the product at all. The claimant is suing DIS International, Inc., in Canada. The lawsuit is still ongoing as of June 30, 2001.

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

     Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse.

     The following is a schedule of the composition of the provision for income taxes:

                                           June 30, 2001      December 31, 2000
                                           -------------        -------------
     Deferred noncurrent tax asset         $     455,825        $     449,368
     Valuation allowance                        (455,825)            (449,368)
                                           -------------        -------------
     Total provision for income taxes      $         -0-        $         -0-
                                           =============        =============

                                   ADVEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      June 30, 2001, and December 31, 2000



4.   PROVISIONS FOR INCOME TAXES (CONTINUED)
     ---------------------------------------
     Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

                                           June 30, 2001      December 31, 2000
                                           -------------        -------------
     Loss carry forward                    $     320,895        $     318,818
     Loss on available for sale securities       134,930              130,550
     Valuation allowance                        (455,825)            (449,368)
                                           -------------        -------------
     Net deferred income tax               $         -0-        $         -0-
                                           =============        =============


     The net change in the valuation account at June 30, 2001, and December 31, 2000, was $6,457 and $73,834, respectively. The Company has available net operating loss carryforwards totaling approximately $940,000, which expire in the years 2002 to 2021.


5.   RELATED PARTY TRANSACTIONS
     --------------------------
     The President of Adven, Inc., has advanced the Company funds to pay expenses. The advance is due upon demand and carries an interest rate of 8.0% per annum. As of June 30, 2001, and December 31, 2000, the outstanding advance balances were $27,000 and $25,000, respectively. The related accrued interest was $2,725 and $1,725 at June 30, 2001, and December 31, 2000, respectively.


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

     The carrying amount and the estimated fair value of the investment in Asconi Corporation at June 30, 2001, and December 31, 2000, was $670 and $13,552, respectively. The estimated fair value of this investment is based on the quoted market price.

     The carrying amounts reported in the balance sheets for the shareholder advance and the related interest payable at June 30, 2001, and December 31, 2000, approximate fair values because the maturities are less than one year in duration.

                                   SIGNATURES
                                   ----------





In accordance with requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                       ADVEN, INC.
                                       Registrant



                                       /s/ Henri Hornby
                                       ---------------------------
                                       Henri Hornby
August 10, 2001                        President / Director




                                       /s/ Neil F. Hornby
                                       ---------------------------
                                       Neil F. Hornby
August 10, 2001                        Secretary / Treasurer / Director