Form 10-Q
period 2001-09-30
ADVEN INC
filed 2001-11-14
CIK 802206

================================================================================
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 2001

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

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on September 30, 2001 was 5,469,667.

================================================================================

                                   ADVEN, INC.

                              FINANCIAL STATEMENTS

                               FOR THE NINE MONTHS

                           AND THE THREE MONTHS ENDED

                               SEPTEMBER 30, 2001,

                                      WITH

                                REVIEW REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS

Independent Accountants' Review Report.......................................2

Balance Sheets...............................................................3

Statements of Operations and Other Comprehensive Loss........................4

Statement of Changes in Stockholders' Equity.................................6

Statements of Cash Flows.....................................................7

Notes to Financial Statements................................................8

                           MARK BAILEY & COMPANY, LTD.

                          Certified Public Accountants
                             Management Consultants

        OFFICE ADDRESS:                                     MAILING ADDRESS:
1495 Ridgeview Drive, Ste. 200    Phone: 775/332.4200        P.O. Box 6060
   Reno, Nevada 89509-6634         Fax: 775/332.4210       Reno, Nevada 89513


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
October 17, 2001

Board of Directors
Adven, Inc.

We have reviewed the accompanying balance sheets of Adven, Inc., as of September 30, 2001, and December 31, 2000, and the related statements of operations and stockholders' equity, for the nine and three months ended September 30, 2001, and 2000, and the statement of cash flows for the nine months ended September 30, 2001, and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Adven, Inc.

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


Mark Bailey & Co., Ltd.
Reno, Nevada

                                   ADVEN, INC.
                                 BALANCE SHEETS
              September 30, 2001, and December 31, 2000 (Unaudited)

                                     ASSETS
                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                   2001            2000
                                                               -----------      -----------
CURRENT ASSETS
    Cash                                                       $       430      $     9,254
    Prepaid legal fees                                                 358                0
                                                               -----------      -----------
        Total current assets                                           788            9,254
                                                               -----------      -----------

OTHER ASSETS
    Investment                                                         380           13,552
    Deferred tax asset (Net of valuation allowance
      of $457,082 and $449,368)                                          0                0
                                                               -----------      -----------
        Total other assets                                             380           13,552
                                                               -----------      -----------

FIXED ASSETS
    Computer equipment                                               2,390            2,390
    Accumulated depreciation                                        (1,052)            (478)
                                                               -----------      -----------
        Total fixed assets                                           1,338            1,912
                                                               -----------      -----------
        Total assets                                           $     2,506      $    24,718
                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                           $     2,476      $     5,540
    Accrued interest                                                 3,265            1,725
    Advance from shareholder                                        27,000           25,000
                                                               -----------      -----------
        Total current liabilities                                   32,741           32,265
                                                               -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value, 20,000,000
      shares authorized, 5,469,667 shares
      issued and outstanding                                           547              547
    Additional paid-in-capital                                   1,377,715        1,377,715
    Unrealized loss on securities available for sale              (397,143)        (383,971)
    Accumulated deficit                                         (1,011,354)      (1,001,838)
                                                               -----------      -----------
        Total stockholders' equity                                 (30,235)          (7,547)
                                                               -----------      -----------

        Total liabilities and stockholders' equity             $     2,506      $    24,718
                                                               ===========      ===========

                 See Accountants' Report and Accompanying Notes

                                   ADVEN, INC.
              STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                        For the Nine Months and the Three
              Months Ended September 30, 2001, and 2000 (unaudited)

                                                               FOR THE NINE MONTHS ENDED         FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                 2001             2000             2001              2000
                                                             -------------    -------------    -------------    -------------
REVENUE                                                        $       0        $       0        $       0        $       0

EXPENSES

     General and administrative expenses                          (3,475)          (1,365)          (1,175)            (540)
     Accounting fees                                              (3,850)          (5,075)          (1,500)          (2,000)
     Depreciation expense                                           (574)            (335)            (192)            (144)

          Net loss before interest expense and income taxes       (7,899)          (6,775)          (2,867)          (2,684)

     Interest expense                                             (1,617)          (1,100)            (540)            (500)

          Net loss before income taxes                            (9,516)          (7,875)          (3,407)          (3,184)

     Provision for income taxes                                        0                0                0                0

          Net loss                                                (9,516)          (7,875)          (3,407)          (3,184)

     Unrealized loss on securities (net of tax of $0 for the
       nine months)                                              (13,172)        (361,385)            (290)          (9,034)

          Comprehensive loss                                   $ (22,688)       $(369,260)       $  (3,697)       $ (12,218)

     Loss per share                                            $ (0.0017)       $ (0.0014)       $ (0.0006)       $ (0.0006)

                 See Accountants' Report and Accompanying Notes

                                   ADVEN, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Nine Months and the Three Months Ended September 30, 2001
                                   (unaudited)

                                                              ADDITIONAL       RETAINED         OTHER
                                       COMMON STOCK             PAID-IN        EARNINGS     COMPREHENSIVE      TOTAL
                                   SHARES         AMOUNT        CAPITAL        (DEFICIT)       DEFICIT         EQUITY
                                 --------------------------------------------------------------------------------------
Balance at
    December 31, 2000             5,469,667     $      547     $1,377,715    $(1,001,838)     $(383,971)       $(7,547)

Net loss                                                                          (2,397)                       (2,397)

Other comprehensive loss                                                                        (11,564)       (11,564)
                                 --------------------------------------------------------------------------------------
Balance at March 31, 2001         5,469,667            547      1,377,715     (1,004,235)      (395,535)       (13,961)

Net loss                                                                          (3,713)                       (3,713)

Other comprehensive loss                                                                         (1,318)        (1,318)
                                 --------------------------------------------------------------------------------------
Balance June 30, 2001             5,469,667            547      1,377,715     (1,007,948)      (396,853)       (18,992)

Net loss                                                                          (3,406)                       (3,406)

Other comprehensive loss                                                                           (290)          (290)
                                 --------------------------------------------------------------------------------------
Balance
    September 30, 2001            5,469,667     $      547     $1,377,715    $(1,011,354)     $(397,143)      $(22,688)
                                 ======================================================================================

                 See Accountants' Report and Accompanying Notes

                                   ADVEN, INC.
                            STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 2001, and 2000 (unaudited)

                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                         2001          2000
                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                $ (9,516)     $ (7,875)

      Adjustments to reconcile net income (loss) to net cash provided by operating activities:

           Depreciation expense                             574           335
           Decrease in accounts payable                  (3,064)            0
           Increase in prepaid legal fees                  (358)            0
           Increase in deferred tax asset                (7,714)       64,112
           Increase in the deferred tax valuation
             allowance                                    7,714       (64,112)
           Increase in accrued interest                   1,540         1,099
                                                       --------      --------

      Net cash used in operating activities             (10,824)       (6,441)
                                                       --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
           Purchase of fixed assets                           0        (2,390)
                                                       --------      --------

      Net cash used in investing activities                   0        (2,390)
                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from shareholder advance              2,000        20,000
                                                       --------      --------

      Net cash provided by financing activities           2,000        20,000
                                                       --------      --------

      Net decrease in cash and cash equivalents          (8,824)       11,169

      Cash and cash equivalents at December 31,
        2000, and 1999                                    9,254           209
                                                       --------      --------

      Cash and cash equivalents at September 30,
        2001, and 2000                                 $    430      $ 11,378
                                                       ========      ========

SUPPLEMENTARY INFORMATION
During the nine months ended September 30, 2001, and 2000, $101 and $0 were paid for interest, respectively, and no amounts were actually paid for income taxes.

                                   ADVEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2001, and December 31, 2000


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

           The preparation of financial statements for the nine-month period ended September 30, 2001, has been completed by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, as of September 30, 2001, all adjustments necessary to present fairly the financial position and results of operations for the nine months and the three months then ended, and cash flows for the six months then ended have been made. Those adjustments consist only of normal and recurring adjustments. The balance sheet of the Company as of December 31, 2000, was derived from the audited financial statements of the Company as of that date.

           The preparation of the financial statements in conformity with generally accepted accounting standards requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

           CASH AND CASH EQUIVALENTS

           For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2001, and December 31, 2000.

           CAPITALIZATION

           The Company has authorized 20,000,000 shares of common stock and has 5,469,667 shares of common stock issued and outstanding.

                                   ADVEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2001, and December 31, 2000

1.         ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           FIXED ASSETS

           Depreciation expense is recorded using an accelerated method of depreciation.

           LOSS PER SHARE

           Net loss per share is provided in accordance with Statement of Financial Accounting Standards (FASB) No. 128 "EARNINGS PER Share". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 2001, and December 31, 2000, the Company had no dilutive common stock equivalents such as stock options.

2.         INVESTMENT

           Financial Accounting Standards Board Statement No. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES," requires that all applicable equity securities be classified as either trading or available for sale. The Company classified the investment in Asconi Corporation, formerly Grand Slam Treasures, Inc., as available for sale at September 30, 2001. FASB No. 115 also requires that all available for sale securities be reported at fair value, with any unrealized losses included as a part of comprehensive income and as a separate component of stockholders' equity until the losses are realized (net of the effect of income taxes). The fair market value and the unrealized loss of the Asconi Corporation investment at September 30, 2001, were $380 and $397,143, respectively. The fair market value and the unrealized loss of the Asconi Corporation, investment at December 31, 2000, were $13,552 and $383,971, respectively.

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

                                   ADVEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2001, and December 31, 2000

3.         SUPPLY AND LICENSED MANUFACTURING AGREEMENT (CONTINUED)

           and New Zealand. During 1998 Adven, Inc., became aware that a company located in the Isle of Man claimed that it owns the patent on one of the products and that DIS International, Inc., had no rights to the product at all. The claimant is suing DIS International, Inc., in Canada. The lawsuit is still ongoing as of September 30, 2001.

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

           Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse.

           The following is a schedule of the composition of the provision for income taxes:

                                                   September 30, 2001    December 31, 2000
                                                   ------------------    -----------------
           Deferred noncurrent tax asset               $ 457,082             $ 449,368
           Valuation allowance                          (457,082)             (449,368)
                                                       ---------             ---------

           Total provision for income taxes            $   -0-               $    -0-
                                                       =========             =========

                                   ADVEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2001, and December 31, 2000

4.         PROVISIONS FOR INCOME TAXES (CONTINUED)

           Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

                                                   September 30, 2001    December 31, 2000
                                                   ------------------    -----------------
           Loss carry forward                          $ 322,053             $ 318,818
           Loss on available for sale securities         135,029               130,550
           Valuation allowance                          (457,082)             (449,368)
                                                       ---------             ---------

           Net deferred income tax                     $    -0-              $    -0-
                                                       =========             =========

           The net change in the valuation account at September 30, 2001, and December 31, 2000, was $7,714 and $73,834, respectively. The Company has available net operating loss carryforwards totaling approximately $950,000, which expire in the years 2002 to 2021.

5.         RELATED PARTY TRANSACTIONS
           The President of Adven, Inc., has advanced the Company funds to pay expenses. The advance is due upon demand and carries an interest rate of 8.0% per annum. As of September 30, 2001, and December 31, 2000, the outstanding advance balances were $27,000 and $25,000, respectively. The related accrued interest was $3,265 and $1,725 at September 30, 2001, and December 31, 2000, respectively.

6.         FAIR VALUE OF FINANCIAL INSTRUMENTS
           Financial Accounting Standards Board Statement No. 107, "DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," is a part of a continuing process by the Financial Accounting Standards Board to improve information on financial statements. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

           The carrying amount and the estimated fair value of the investment in Asconi Corporation at September 30, 2001, and December 31, 2000, was $380 and $13,552, respectively. The estimated fair value of this investment is based on the quoted market price.

           The carrying amounts reported in the balance sheets for the shareholder advance and the related interest payable at September 30, 2001, and December 31, 2000, approximate fair values because they mature in less than one year.

                                   SIGNATURES
                                   ----------





In accordance with requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                       ADVEN, INC.
                                       Registrant



                                       /s/ Henri Hornby
                                       ---------------------------
                                       Henri Hornby
November 14, 2001                      President / Director




                                       /s/ Neil F. Hornby
                                       ---------------------------
                                       Neil F. Hornby
November 14, 2001                      Secretary / Treasurer / Director