Form 10-K
period 2001-12-31
ADVEN INC
filed 2002-03-29
CIK 802206

================================================================================
                                UNITED STATES
                        SECURITIES EXCHANGE CONMSSION
                           Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

                           For fiscal year ended
                             December 31, 2001

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

        As of December 31, 2001, the Company had 4,919,667 shares of common stock issued and outstanding, and on March 31, 2000, the Company had
5,469,667 shares of common stock issued and outstanding, 859,700 of these shares being held by non-affiliates of the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing bid price of such stock, as of March 28, 2002 is $52,152, based upon $.06 mulitiplied by the 859,700 shares of common stock held by non-affiliates.
================================================================================

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

The Company did not submit any matters to a vote of Security holders during 2001.

PART II

Item 5. Market for the Registrant's Common Equity and Related Matters.

Market Information:

The Common Stock of the Company began trading over the counter on December
3, 1996. The following table sets forth for the period indicated the range of high and low representative bid quotations for the Company's Common Stock.

                     Fiscal Year Ended December 31, 2001

                                                Bid

                                High                           Low

  Year Ended Dec. 31, 2001      0.24                           0.06

(b) Holders

The Company had approximately 171 shareholders of record as of March 28, 2001, which number does not include shareholders whose shares are held in street or nominee names.

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

                        Selected Operating Information
                     Year Ending December 31, 1996 to 2000
                                 Adven, Inc.
                                Consolidated

As at and for the Years Ended December 31,

                                      1996       1997       1998       1999      2000          2001
-----------------------------------------------------------------------------------------------------
        Operating Revenue              Nil      1,343     25,181          Nil    Nil             Nil
        Income (Loss)               (1,844)    (8,794)    (1,209)  (1,007,745) (217,218)    (195,402)
        from operations
        Income (Loss)               (.0011)    (.0016)    (.0002)      (.1512)  (0.0026)       (0.04)
        per common share
        Total Assets                13,391  1,710,604  1,609,639      217,959    24,718        1,528
        Long Term Obligations          Nil    505,100    389,160        8,225    32,265       33,372
        Redeemable Preferred Stock     Nil        Nil        Nil          Nil       Nil          Nil
        Cash Dividends                 Nil        Nil        Nil          Nil       Nil          Nil
        per common share

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

        As of December 31, 2001, per Company settlement agreement with DIA Ltd., the Company received back and has cancelled 550,000 shares of it's common stock.

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

Results of Operations

The Company has had little to no revenues for the past four fiscal years.

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


PART III

Item 10.  Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The present directors and executive officers and significant employees of the Company, their positions held in the Company, and duration as such, are as follows:

        Name            Position                Since
        Henri Hornby    President / Director    12/29/93
        Sheila Ledrew   Director                01/01/02

        Family Relationships

None

Significant Employees

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

Other compensation

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 28'TH, 2002, the names of persons who own of record, or were known by the Company to own beneficially, more than five percent of its total issued and outstanding common stock and the beneficial ownership of all such stock as of that date by officers and directors of the Company and all such officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant o r other right to acquire additional securities of the Company, except as may be otherwise noted.


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

Item 14.  Exhibits and Reports on Form 8-K

(a) Exhibits: (1) Financial Statements - The Company's audited financial statements for the year ended December 31, 2001, are attached hereto as Exhibit A.

(b)     Reports on Form 8-K.

        None.
                                SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.


                                ADVEN, INC.

                                By /s/ Henri Hornby
                                Henri Hornby/President, Secretary and Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                Name/Title                   Date

                                /s/ Henri Hornby             March 28, 2002
                                Henri Hornby
                                President / Secretary / Director


                                /s/ Sheila Ledrew            March 28, 2002
                                Sheila Ledrew
                                Director


Exhibit A
Audited
Financial Statements





                                   ADVEN, INC.

                              FINANCIAL STATEMENTS

                               FOR THE YEAR ENDED

                               DECEMBER 31, 2001,

                                      WITH

                                 AUDIT REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS

Independent Auditors' Report.................................................2

Balance Sheet................................................................4

Statements of Income and Other Comprehensive Income..........................5

Statements of Changes in Stockholders' Equity................................6

Statements of Cash Flows.....................................................7

Notes to Financial Statements................................................8

                             MARK BAILEY & CO. LTD.

                          Certified Public Accountants
                             Management Consultants

        OFFICE ADDRESS:                                   MAILING ADDRESS:
1495 Ridgeview Drive, Ste. 200   Phone: 775/332.4200       P.O. Box 6060
    Reno, Nevada 89509-6634       Fax: 775/332.4210      Reno, Nevada 89513



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

         March 18, 2002


         Board of Directors
         Adven, Inc.

         We have audited the accompanying balance sheets of Adven, Inc., as of December 31, 2001, and the related statements of operations and other comprehensive income (loss), changes in stockholders' equity, and cash flows for the years ended December 31, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adven, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001, and 2000, in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has no operations, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Mark Bailey & Company, Ltd.
         Reno, Nevada

                                   ADVEN, INC.
                                 BALANCE SHEETS
                                 --------------
                                December 31, 2001



                                     ASSETS
                                     ------
                                                               DECEMBER 31, 2001
                                                               -----------------
CURRENT ASSETS
--------------
    Cash                                                          $       67
    Prepaid legal fees                                                   211
                                                                         ---

       Total current assets                                              278
                                                                         ---

OTHER ASSETS
------------
    Investment                                                           103
    Deferred tax asset (Net of valuation allowance of $387,504)            0
                                                                         ---
       Total other assets                                                103
                                                                         ---

FIXED ASSETS
------------
    Computer equipment                                                 2,390
    Accumulated depreciation                                          (1,243)
                                                                       -----
       Total fixed assets                                              1,147
                                                                       -----
           Total assets                                           $    1,528
                                                                       =====

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
    Accounts payable                                              $      759
    Accrued interest                                                   3,794
    Advances from stockholder                                         28,819
                                                                      ------

       Total current and total liabilities                            33,372
                                                                      ------

COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' EQUITY
--------------------

    Common stock, $.0001 par value, 20,000,000 shares
     authorized, 4,919,667 shares issued and outstanding                 492
    Additional paid-in-capital                                     1,171,520
    Unrealized loss on securities available for sale                (397,420)
    Accumulated deficit                                             (806,436)
                                                                     -------

       Total stockholders' equity                                    (31,844)
                                                                     -------

           Total liabilities and stockholders' equity             $    1,528
                                                                     =======

                                   ADVEN, INC.
               STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
               ---------------------------------------------------
                 For the Years Ended December 31, 2001, and 2000

                                                                         FOR THE YEARS ENDED
                                                                     DECEMBER 31,   DECEMBER 31,
                                                                     -----------    -----------
                                                                         2001           2000
                                                                     -----------    -----------
REVENUE                                                              $         0    $         0
-------

EXPENSES
--------
    General and administrative expenses                                   (4,596)        (1,890)
    Accounting and legal fees                                             (3,326)        (9,912)
    Depreciation expense                                                    (765)          (478)
                                                                     -----------    -----------
          Loss from operations                                            (8,687)       (12,280)

                                                                         206,250              0
                                                                     -----------    -----------
    Gain on cancellation of stock


         Net income (loss) before interest expense and income
         taxes                                                           197,563        (12,280)

    Interest expense                                                      (2,161)        (1,725)
                                                                     -----------    -----------

          Net income (loss) before income taxes                          195,402        (14,005)

    Provision for income taxes                                                 0              0
                                                                     -----------    -----------

          Net income (loss)                                              195,402        (14,005)

    Unrealized loss on securities (net of tax of $0 for the years)       (13,449)      (203,276)
                                                                     -----------    -----------

          Comprehensive income (loss)                                $   181,953    $  (217,218)
                                                                     ===========    ===========

    Earnings (loss) per share                                        $      0.04    $      0.00
                                                                     ===========    ===========

    Weighted average of basic and diluted common shares                4,919,667      5,469,667
                                                                     ===========    ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                                                    ADVEN, INC.
                                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     For the Years December 31, 2001, and 2000


                                                                 ADDITIONAL      RETAINED             OTHER
                                          COMMON STOCK            PAID-IN        EARNINGS         COMPREHENSIVE         TOTAL
                                      SHARES        AMOUNT        CAPITAL        (DEFICIT)           DEFICIT            EQUITY
                                  ------------------------------------------------------------------------------------------------
Balance at
  December 31, 2000                  5,469,667        $547       $1,377,715     $(1,001,838)        $(383,971)         $(7,547)

Cancellation of shares
  issued for license
  agreement in 1997                   (550,000)        (55)        (206,195)              0                 0         (206,250)

Net income                                                                          195,402                 0          195,402


Other comprehensive loss                                                                              (13,449)         (13,449)
                                  ------------------------------------------------------------------------------------------------
Balance at
      December 31, 2001               4,919,667       $492       $1,171,520       $(806,436)        $(397,420)        $(31,844)
                                  ================================================================================================


     The Accompanying Notes are an Integral Part of the Financial Statements
                                      -6-

                                   ADVEN, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                 For the Years Ended December 31, 2001, and 2000


                                                                                             2001                  2000
                                                                                             ----                  ----
  CASH FLOWS FROM OPERATING ACTIVITIES
  ------------------------------------
       Net income (loss)                                                                    $195,402             $(14,005)

       Adjustments to reconcile net income (loss) to net cash provided by operating activities:

           Depreciation expense                                                                  765                  478
           Gain on cancellation of stock                                                    (206,250)                   0
           Increase (decrease) in accounts payable                                            (4,781)               2,314
           (Increase) decrease in prepaid legal fees                                           (211)                  923
           (Increase) decrease in deferred tax asset                                          61,684             (73,876)
           Increase (decrease) in valuation allowance                                        (61,684)              73,876
           Increase in accrued interest                                                        2,069                1,725
                                                                                          ----------           ----------

       Net cash used in operating activities                                                (195,090)              (8,565)
                                                                                          ----------           ----------

  CASH FLOW FROM INVESTING ACTIVITIES
  ------------------------------------
           Purchase of fixed assets                                                                0               (2,390)
                                                                                          ----------           ----------

       Net cash used in investing activities                                                       0               (2,390)
                                                                                          ----------           ----------

  CASH FLOWS FROM FINANCING ACTIVITIES
  ------------------------------------
           Proceeds from shareholder advance                                                   3,819               20,000
                                                                                          ----------           ----------

       Net cash provided by financing activities                                               3,819               20,000
                                                                                          ----------           ----------

       Net decrease in cash and cash equivalents                                              (9,187)               9,045

  Cash and cash equivalents at December 31, 2000, and 1999                                     9,254                  209
                                                                                          ----------           ----------

  Cash and cash equivalents at December 31, 2001, and 2000                                     $  67              $ 9,254
                                                                                          ==========           ==========

  SUPPLEMENTARY INFORMATION
  -------------------------
  During the years ended December 31, 2001, and 2000, $92 and $101 were paid for interest, respectively, and no amounts were actually paid for income taxes.




     The Accompanying Notes are an Integral Part of the Financial Statements
                                      -7-

                                  ADVEN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2001



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

         CASH AND CASH EQUIVALENTS
         -------------------------

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2001.

         FIXED ASSETS
         ------------

         Depreciation expense is recorded using an accelerated method of depreciation.

         LOSS PER SHARE
         --------------

         Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2001, the Company had no dilutive common stock equivalents such as stock options.

                                  ADVEN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2001



1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) REVENUE RECOGNITION
         -----------------------------------------------------------

         In 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Pursuant to SAB No. 101 and the relevant generally accepted accounting principles, the Company will recognize revenue upon the passage of title, ownership and the risk of loss to the customer. During the period ended December 31, 2001, there was no revenue.

         NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

         In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. The Company will account for business combinations in accordance with the guidance in SFAS No. 141.

         In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. As of December 31, 2001, the Company has no intangibles or goodwill and will implement the standard as of that date.

                                  ADVEN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2001



1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
         -----------------------------------------------------------

         In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. Management does not feel that this standard will materially affect the Company.

2.       INVESTMENT
         ----------

         According to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," all applicable equity securities should be classified as either trading or available for sale. The Company classified the investment in Asconi Corporation, formerly Grand Slam Treasures, Inc., as available for sale at December 31, 2001. Also according to SFAS No. 115, available for sale securities are required to be reported at fair value, with any unrealized losses included as a part of comprehensive income and as a separate component of stockholders' equity until the losses are realized (net of the effect of income taxes). The fair market value and the unrealized loss of the Asconi Corporation investment at December 31, 2001, were $103 and $397,420, respectively.

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

         In June 1999 the Company filed suit against DIS International, Inc. to void its supply and licensed manufacturing agreement with DIS International, Inc., and to obtain a refund of all monies paid as well as Adven common stock issued to DIS International, Inc.

                                  ADVEN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2001



3.       SUPPLY AND LICENSED MANUFACTURING AGREEMENT (CONTINUED)
         ------------------------------------------------------

         In 2001, the Company reached an agreement with DIS International, Inc., whereby the agreement was voided and the 550,000 shares of stock that had been previously held by DIS International, Inc. were cancelled.

4.       COMMON STOCK
         ------------

         In December 2001 550,000 shares of common stock that had been previously held by DIS International, Inc. as part of an agreement were canceled due to the cancellation of the agreement. This resulted in a gain on cancellation of shares of $206,250.

5.       PROVISIONS FOR INCOME TAXES
         ---------------------------

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

         The following is a schedule of the composition of the provision for income taxes:

                                                          December 31, 2001
                                                          -----------------
           Deferred noncurrent tax asset                           $387,504
           Valuation allowance                                     (387,504)
                                                                  ---------

           Total provision for income taxes                         $   -0-
                                                                    =======

         Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

                                                          December 31, 2001
                                                          -----------------
          Loss carry forward                                      $ 252,381
          Loss on available for sale securities                     135,123
          Valuation allowance                                      (387,504)
                                                                  ---------

          Net deferred income tax                                   $    -0-
                                                                   ========

                                  ADVEN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2001


5.       PROVISIONS FOR INCOME TAXES (CONTINUED)
         --------------------------------------

         The net change in the valuation account at December 31, 2001, was $61,684. The Company has available net operating loss carryforwards totaling approximately $742,000, which expire in the years 2019 to 2020.

6.       RELATED PARTY TRANSACTIONS
         --------------------------

         The President of Adven, Inc. has advanced the Company funds to pay expenses. The advance is due upon demand and carries an interest rate of 8.0% per annum. As of December 31, 2001, the outstanding advance balance was $28,819 and the related accrued interest was $3,794.

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         The FASB issued SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," as part of a continuing process to improve information on financial statements. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

         The carrying amount and the estimated fair value of the investment in Asconi Corporation at December 31, 2001, were $103. The estimated fair value of this investment is based on the quoted market price.

         The carrying amounts reported in the balance sheet for the shareholder advances and the related interest payable at December 31, 2001, approximate fair values because they mature in less than one year.