Form 10QSB
period 2002-03-31
ADVEN INC
filed 2002-05-14
CIK 802206

================================================================================
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended March 31, 2002

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

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on March 31, 2002 was 11,572,667.

================================================================================

                                   ADVEN, INC.

                              FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED

                                 MARCH 31, 2002


                                TABLE OF CONTENTS


Balance Sheets...............................................................2

Statements of Operations and Other Comprehensive Loss........................3

Statements of Cash Flows.....................................................4

Notes to Financial Statements................................................5

                                   ADVEN, INC.
                                 BALANCE SHEETS
                                 --------------
               March 31, 2002 (unaudited), and December 31, 2001

                                     ASSETS
                                     ------

                                                             MARCH 31,       DECEMBER 31,
                                                               2002              2001
                                                           ------------      ------------
CURRENT ASSETS
--------------
Cash                                                       $          -      $         67
Prepaid legal fees                                                  211               211
                                                           ------------      ------------
Total current assets                                                211               278
                                                           ------------      ------------
OTHER ASSETS
------------
Investment                                                           20               103
Deferred tax asset (Net of valuation allowance of $388,861
and $387,504)                                                         -                 -
                                                           ------------      ------------
Total other assets                                                   20               103
                                                           ------------      ------------
FIXED ASSETS
------------
Computer equipment                                                2,390             2,390
Accumulated depreciation                                         (1,358)           (1,243)
                                                           ------------      ------------
Total fixed assets                                                1,032             1,147
                                                           ------------      ------------
Total assets                                               $      1,263      $      1,528
                                                           ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
-------------------
Bank overdraft payable                                     $         94      $          -
Accounts payable                                                  2,545               759
Accrued interest                                                  4,389             3,794
Advance from shareholder                                         30,069            28,819
                                                           ------------      ------------
Total current liabilities                                       37,097             33,372
                                                           ------------      ------------
COMMITMENTS AND CONTINGENCIES
-----------------------------
STOCKHOLDERS' EQUITY
--------------------
Common stock, $.0001 par value, 20,000,000 shares
authorized, 4,919,667 shares issued and outstanding                 492               492
Additional paid-in-capital                                    1,171,520         1,171,520
Unrealized loss on securities available for sale               (397,503)         (397,420)
Accumulated deficit                                            (810,343)         (806,436)
                                                           ------------      ------------
Total stockholders' equity                                      (35,834)          (31,844)
                                                           ------------      ------------
Total liabilities and stockholders' equity                 $      1,263      $      1,528
                                                           ============      ============

                  See Notes to the Interim Financial Statements

                                  ADVEN, INC.
             STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
             -----------------------------------------------------
        For the Three Months Ended March 31, 2002, and 2001 (unaudited)

                                                           THREE MONTHS      THREE MONTHS
                                                              ENDED             ENDED
                                                          MARCH 31, 2002    MARCH 31, 2001
                                                          --------------    -------------
REVENUE                                                    $          -      $          -
-------

EXPENSES
--------
General and administrative expenses                              (1,197)           (1,169)
Accounting fees                                                  (2,000)             (500)
Depreciation  expense                                              (115)             (191)
                                                           ------------      ------------
Net loss before interest expense and income taxes                (3,312)           (1,860)

Interest expense                                                   (595)             (537)
                                                           ------------      ------------
Net loss before income taxes                                     (3,907)           (2,397)

Provision for income taxes                                            -                 -
                                                           ------------      ------------
Net loss                                                         (3,907)           (2,397)
                                                           ------------      ------------

Unrealized loss on securities (net of tax of $0 for the
three months)                                                       (83)          (11,564)
                                                           ------------      ------------
Comprehensive loss                                         $     (3,990)     $    (13,961)
                                                           ============      ============
Loss per share - basic and diluted                         $      (0.00)     $      (0.00)
                                                           ============      ============
Weighted average shares outstanding - basic and diluted       4,919,667         4,919,667
                                                           ============      ============

                  See Notes to the Interim Financial Statements

                                   ADVEN, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
         For the Three Months Ended March 31, 2002, and 2001 (unaudited)

                                                          MARCH 31, 2002    MARCH 31, 2001
                                                          --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
     Net loss                                              $     (3,907)     $     (2,397)

     Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation expense                                         115               191
       Increase (decrease) in accounts payable                    1,786            (2,527)
       Increase in bank overdraft payable                            94                 0
       Increase in deferred tax asset                            (1,357)           (4,747)
       Increase in deferred tax valuation allowance               1,357             4,747
       Increase in accrued interest                                 595               500
                                                           ------------      ------------
     Net cash used in operating activities                       (1,317)           (4,233)
                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Proceeds from shareholder advance                            1,250                 0
                                                           ------------      ------------
     Net cash provided by financing activities                    1,250                 0
                                                           ------------      ------------
     Net decrease in cash and cash equivalents                      (67)           (4,233)

     Cash and cash equivalents at December 31,
       2001, and 2000                                                67             9,254
                                                           ------------      ------------
     Cash and cash equivalents at March 31,
       2002, and 2001                                      $          0      $      5,021
                                                           ============      ============

SUPPLEMENTARY INFORMATION
-------------------------
During the three months ended March 31, 2002, and 2001, no amounts were actually paid for interest or income taxes.

                                   ADVEN, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------

1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited interim financial statements of Iconet, Inc. (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion all adjustments necessary for a fair presentation of the results for the interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company's most recent annual report on Form 10-KSB.

2.   GOING CONCERN
     -------------
     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years and currently has no source of operating income. The Company's cash flow and existing credit are insufficient to fund the Company's cash flow needs based on the expenses expected to be incurred during the next year. The President of the Company intends to advance funds as necessary to fund the cash flow needs of the Company.

3.   SUBSEQUENT EVENTS
     -----------------
     In April 2002 the Company issued 6,653,000 new common restricted shares to one of its Directors. These shares were for payment in full of the amount advanced by the Director to the Company as of December 31, 2001, and the related interest on the balance as of the date of issue.

                                   SIGNATURES
                                   ----------





In accordance with requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                       ADVEN, INC.
                                       Registrant



                                       /s/ Henri Hornby
                                       ---------------------------
                                       Henri Hornby
May 14, 2002                           President / Director




                                       /s/ Sheila Ledrew
                                       ---------------------------
                                       Sheila Ledrew
May 14, 2002                           Director