Form 10-Q
period 2002-06-30
ADVEN INC
filed 2002-08-12
CIK 802206

================================================================================
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended June 30, 2002

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

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on June 30, 2002 was 11,572,667.

================================================================================

                                   ADVEN, INC.

                              FINANCIAL STATEMENTS

                       FOR THE THREE AND SIX MONTHS ENDED

                                  JUNE 30, 2002


                                TABLE OF CONTENTS


Balance Sheets...............................................................2

Statements of Operations and Other Comprehensive Loss........................3

Statements of Cash Flows.....................................................4

Notes to Financial Statements................................................5

                                   ADVEN, INC.
                                 BALANCE SHEETS
                                 --------------
                June 30, 2002 (unaudited), and December 31, 2001

                                     ASSETS
                                     ------

                                                              JUNE 30,       DECEMBER 31,
                                                               2002              2001
                                                           ------------      ------------
CURRENT ASSETS
--------------
Cash                                                       $         99      $         67
Prepaid legal fees                                                  211               211
                                                           ------------      ------------
Total current assets                                                310               278
                                                           ------------      ------------
OTHER ASSETS
------------
Investment                                                           43               103
Deferred tax asset (net)                                              -                 -
                                                           ------------      ------------
Total other assets                                                   43               103
                                                           ------------      ------------
FIXED ASSETS
------------
Computer equipment                                                2,390             2,390
Accumulated depreciation                                         (1,472)           (1,243)
                                                           ------------      ------------
Total fixed assets                                                  918             1,147
                                                           ------------      ------------
Total assets                                               $      1,271      $      1,528
                                                           ============      ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
-------------------
Accounts payable                                           $      1,929      $        759
Accrued interest                                                     51             3,794
Shareholder advances                                              3,800            28,819
                                                           ------------      ------------
Total current liabilities                                        5,780             33,372
                                                           ------------      ------------
COMMITMENTS AND CONTINGENCIES
-----------------------------
STOCKHOLDERS' DEFICIT
---------------------
Common stock, $.0001 par value, 20,000,000 shares
  authorized, 11,572,667 and 4,919,667 shares
  issued and outstanding                                          1,157               492
Additional paid-in-capital                                    1,204,120         1,171,520
Unrealized loss on securities available for sale               (397,480)         (397,420)
Accumulated deficit                                            (812,306)         (806,436)
                                                           ------------      ------------
Total stockholders' deficit                                      (4,509)          (31,844)
                                                           ------------      ------------
Total liabilities and stockholders' deficit                $      1,271      $      1,528
                                                           ============      ============

                  See Notes to the Interim Financial Statements

                                  ADVEN, INC.
             STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
             -----------------------------------------------------
      For the Six Months and the Three Months Ended June 30, 2002, and 2001
                                   (unaudited)

                                                            FOR THE SIX MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                                       JUNE 30, 2002       JUNE 30, 2001       JUNE 30, 2002       JUNE 30, 2001
                                                        ------------        ------------        ------------        ------------
Revenue                                                 $       --          $       --          $       --          $       --

Expenses
General and administrative expenses                           (2,188)             (2,301)               (991)             (1,132)
Accounting fees                                               (2,750)             (2,350)               (750)             (1,850)
Depreciation  expense                                           (229)               (382)               (114)               (191)
                                                        ------------        ------------        ------------        ------------

Net loss before interest expense and income taxes             (5,167)             (5,033)             (1,855)             (3,173)

Interest expense                                                (703)             (1,077)               (108)               (540)
                                                        ------------        ------------        ------------        ------------

Net loss before income taxes                                  (5,870)             (6,110)             (1,963)             (3,713)

Provision for income taxes                                      --                  --                  --                  --
                                                        ------------        ------------        ------------        ------------

Net loss                                                      (5,870)             (6,110)             (1,963)             (3,713)
                                                        ------------        ------------        ------------        ------------

Unrealized gain (loss) on securities (net)                       (60)            (12,882)                 23              (1,318)
                                                        ------------        ------------        ------------        ------------

Comprehensive loss                                      $     (5,930)       $    (18,992)       $     (1,940)       $     (5,031)
                                                        ============        ============        ============        ============

Loss per share
- basic and diluted                                     $      (0.00)       $      (0.00)       $      (0.00)       $      (0.00)
                                                        ============        ============        ============        ============

Weighted average shares outstanding
- basic and diluted                                        8,246,167           5,469,667          11,572,667           5,469,667
                                                        ============        ============        ============        ============

                  See Notes to the Interim Financial Statements

                                   ADVEN, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
          For the Six Months Ended June 30, 2002, and 2001 (unaudited)

                                                                 June 30, 2002  June 30, 2001
                                                                     -------        -------
Cash Flows from Operating Activities
------------------------------------
      Net loss                                                       $(5,870)       $(6,110)

      Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
            Depreciation expense                                         229            382
            Increase in prepaid legal fees                              --             (358)
            Increase (decrease) in accounts payable                    1,170         (4,211)
            Increase in deferred tax asset                            (2,016)        (6,457)
            Increase in deferred tax valuation allowance               2,016          6,457
            Increase in accrued interest                                 703          1,000
                                                                     -------        -------
      Net cash used in operating activities                           (3,768)        (9,297)
                                                                     -------        -------

Cash Flows from Financing Activities
------------------------------------
            Proceeds from shareholder advances                         3,800          2,000
                                                                     -------        -------
      Net cash provided by financing activities                        3,800          2,000
                                                                     -------        -------
      Net increase (decrease) in cash and cash equivalents                32         (7,297)

      Cash and cash equivalents at December 31, 2001, and 2000            67          9,254
                                                                     -------        -------
      Cash and cash equivalents at June 30, 2002, and 2001           $    99        $ 1,957
                                                                     =======        =======



SUPPLEMENTARY INFORMATION
-------------------------
During the six months ended June 30, 2002, and 2001, no amounts were actually paid for income taxes.

In April 2002 the Company issued 6,653,000 of its common stock to retire $28,819 of the shareholder advances, and $4,446 of related interest.

During the six months ended June 30, 2001, $101 was paid for interest.

                  See Notes to the Interim Financial Statements

                                   ADVEN, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                                 June 30, 2002

1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited interim financial statements of Adven, Inc. (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion all adjustments necessary for a fair presentation of the results for the interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

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

     NEW PRONOUNCEMENTS
     ------------------
     In May 2002 the Financial Accounting Standards Board (`FASB') issued Statement of Financial Accounting Standards (`SFAS') 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This pronouncement requires that gains or losses arising from early extinguishments of debt that are part of a company's recurring operations (i.e., a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it an operating lease be accounted for as a sale-leaseback. Management feels that the early adoption of SFAS No. 145 has not had a material effect on the financial results.

2.   GOING CONCERN
     -------------
     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years and currently has

                                   ADVEN, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                                 June 30, 2002

2.   GOING CONCERN (CONTINUED)
     -------------------------
     no source of operating income. The Company's cash flow and existing credit are insufficient to fund the Company's cash flow needs based on the expenses expected to be incurred during the next year. The President of the Company intends to advance funds as necessary to fund the cash flow needs of the Company.

3.   CAPITAL STOCK
     -------------
     In April 2002 the Company issued 6,653,000 restricted common shares to one of its Directors. These shares provided for payment in full of the $28,819 advanced by the Director to the Company as of December 31, 2001, and the related interest of $4,446 accrued through the payment date.

                                   SIGNATURES
                                   ----------





In accordance with requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                       ADVEN, INC.
                                       Registrant



                                       /s/ Henri Hornby
                                       ---------------------------
                                       Henri Hornby
August 9, 2002                         President / Director




                                       /s/ Sheila Ledrew
                                       ---------------------------
                                       Sheila Ledrew
August 9, 2002                         Director