Form 10-Q
period 2002-09-30
ADVEN INC
filed 2002-11-12
CIK 802206

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended September 30, 2002


   [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXHANGE ACT


                           Commission File No. 0-24262
                           ---------------------------



                                   ADVEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Washington                                      91-1363905
-------------------------------                         -------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)


      3653 Hemlock Court
        Reno, Nevada                                        89509
    ---------------------                                ----------
    (Address of principal                                (Zip Code)
      executive offices)


                                  (775)378-2636
                          -----------------------------
                          (Registrants telephone number
                              including area code)


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

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on September 30, 2002 was 11,572,667.
================================================================================

                                   ADVEN, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002




                                TABLE OF CONTENTS
                                -----------------


Balance Sheets...............................................................2

Statements of Operations and Other Comprehensive Loss........................3

Statements of Cash Flows.....................................................4

Notes to Financial Statements................................................5

                                   ADVEN, INC.
                                 BALANCE SHEETS
                                 --------------
              September 30, 2002 (unaudited), and December 31, 2001

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  2002              2001
                                                              ------------      ------------

                                     ASSETS
                                     ------
CURRENT ASSETS
--------------
     Cash                                                     $        718      $         67
     Prepaid legal fees                                                211               211
                                                              ------------      ------------
        Total current assets                                           929               278
                                                              ------------      ------------
OTHER ASSETS
------------
     Investment                                                         52               103
     Deferred tax asset (net)                                           --                --
                                                              ------------      ------------
        Total other assets                                              52               103
                                                              ------------      ------------
FIXED ASSETS
------------
     Computer equipment                                              2,390             2,390
     Accumulated depreciation                                       (1,587)           (1,243)
                                                              ------------      ------------
        Total fixed assets                                             803             1,147
                                                              ------------      ------------
            Total assets                                      $      1,784      $      1,528
                                                              ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
     Accounts payable                                         $        885      $        759
     Accrued interest                                                  172             3,794
     Shareholder advances                                            7,250            28,819
                                                              ------------      ------------
        Total current liabilities                                    8,307            33,372
                                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' DEFICIT
---------------------
     Common stock, $.0001 par value, 20,000,000 shares
        authorized, 11,572,667 and 4,919,667 shares issued
        and outstanding                                              1,157               492
     Additional paid-in-capital                                  1,204,120         1,171,520
     Unrealized loss on securities available for sale             (397,471)         (397,420)
     Accumulated deficit                                          (814,329)         (806,436)
                                                              ------------      ------------
        Total stockholders' deficit                                 (6,523)          (31,844)
                                                              ------------      ------------
            Total liabilities and stockholders' deficit       $      1,784      $      1,528
                                                              ============      ============

                  See Notes to the Interim Financial Statements

                                   ADVEN, INC.
              STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
              -----------------------------------------------------
                    For the Nine Months and the Three Months
                 Ended September 30, 2002, and 2001 (unaudited)



                                                 FOR THE NINE MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                               ------------------------------      ------------------------------
                                                   2002              2001              2002              2001
                                               ------------      ------------      ------------      ------------
REVENUE                                        $         --      $         --      $         --      $         --
-------

EXPENSES
--------
  General and administrative expenses                (3,175)           (3,475)             (987)           (1,174)
  Accounting fees                                    (3,550)           (3,850)             (800)           (1,500)
  Depreciation  expense                                (344)             (574)             (115)             (192)
                                               ------------      ------------      ------------      ------------

  Net loss before interest expense
    and income taxes                                 (7,069)           (7,899)           (1,902)           (2,866)

  Interest expense                                     (824)           (1,617)             (121)             (540)
                                               ------------      ------------      ------------      ------------

    Net loss before income taxes                     (7,893)           (9,516)           (2,023)           (3,406)

  Provision for income taxes                             --                --                --                --
                                               ------------      ------------      ------------      ------------

    Net loss                                         (7,893)           (9,516)           (2,023)           (3,406)
                                               ------------      ------------      ------------      ------------

OTHER COMPREHENSIVE LOSS
------------------------
  Unrealized gain (loss) on securities (net)            (51)          (13,172)                9              (290)
                                               ------------      ------------      ------------      ------------

  Comprehensive loss                           $     (7,944)     $    (22,688)     $     (2,014)     $     (3,696)
                                               ============      ============      ============      ============
  Loss per share
  - basic and diluted                          $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                               ============      ============      ============      ============
  Weighted average shares outstanding
  - basic and diluted                             9,355,000         5,469,667        11,572,667         5,469,667
                                               ============      ============      ============      ============

                  See Notes to the Interim Financial Statements

                                   ADVEN, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
       For the Nine Months Ended September 30, 2002, and 2001 (unaudited)




                                                                                     SEPTEMBER 30,
                                                                            ------------------------------
                                                                                2002              2001
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
     Net loss                                                               $     (7,893)     $     (9,516)

     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Depreciation expense                                                        344               574
         Increase in prepaid legal fees                                               --              (358)
         Increase (decrease) in accounts payable                                     126            (3,064)
         Increase in deferred tax asset                                           (2,701)           (7,714)
         Increase in deferred tax valuation allowance                              2,701             7,714
         Increase in accrued interest                                                824             1,540
                                                                            ------------      ------------
     Net cash used in operating activities                                        (6,599)          (10,824)
                                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
         Proceeds from shareholder advances                                        7,250             2,000
                                                                            ------------      ------------
     Net cash provided by financing activities                                     7,250             2,000
                                                                            ------------      ------------

     Net increase (decrease) in cash and cash equivalents                            651            (8,824)


     Cash and cash equivalents at December 31, 2001, and 2000                         67             9,254
                                                                            ------------      ------------
     Cash and cash equivalents at September 30, 2002, and 2001              $        718      $        430
                                                                            ============      ============

SUPPLEMENTARY INFORMATION AND NON CASH TRANSACTIONS
---------------------------------------------------
During the nine months ended September 30, 2002, and 2001, no amounts were paid for income taxes.

In April 2002 the Company issued 6,653,000 of its common stock to retire $28,819 of the shareholder advances, and $4,446 of related interest.

During the nine months ended September 30, 2001, $101 was paid for interest.




                  See Notes to the Interim Financial Statements

                                   ADVEN, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                               September 30, 2002


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

     NEW PRONOUNCEMENTS
     ------------------
     In May 2002 the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This pronouncement requires that gains or losses arising from early extinguishments of debt that are part of a company's recurring operations (i.e., a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it an operating lease be accounted for as a sale-leaseback. Management feels that the early adoption of SFAS No. 145 will not affect the financial results as the Company has no long term debt or capital leases.

     In August 2002 the FASB issued SFAS 146 "Accounting for Costs Associated With Exit or Disposal Activities". This statement nullifies Emerging Issues Task Force ('EITF') issue 94-3

                                   ADVEN, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                               September 30, 2002


     and establishes new standards of accounting and reporting for exit activities (including a restructuring). Under EITF 94-3, a liability was recognized as of the date of an entity's commitment to an exit plan. According to SFAS 146, a liability for exit or disposal costs is recorded as of the date that the obligation is incurred. This standard also requires that the liability be initially measured at fair value. The Company will account for exit or disposal activities in accordance with the guidance in SFAS 146. Management does not feel that this standard will affect the Company as they currently have no operations.

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

3.   CAPITAL STOCK
     -------------
     In April 2002 the Company issued 6,653,000 restricted common shares to the President. These shares provided for payment in full of the $28,819 advanced by the President to the Company as of December 31, 2001, and the related interest of $4,446 accrued through the payment date.

4.   RELATED PARTY TRANSACTIONS
     --------------------------
     The President of Adven, Inc. has advanced the Company funds to pay expenses. The advance is due upon demand and carries an interest rate of 8.0% per annum. As of September 30, 2002, the outstanding advance balance was $7,250, and related accrued interest was $172.

                                   SIGNATURES
                                   ----------


In accordance with requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                       ADVEN, INC.
                                       Registrant



                                       /s/ Henri Hornby
                                       ---------------------------
                                       Henri Hornby
November 8, 2002                       President / Director




                                       /s/ Sheila Ledrew
                                       ---------------------------
                                       Sheila Ledrew
November 8, 2002                       Director