Form 10-K
period 2002-12-31
ADVEN INC
filed 2003-03-31
CIK 802206

================================================================================

                                UNITED STATES
                        SECURITIES EXCHANGE CONMSSION
                           Washington, D.C. 20549


                                  FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

                           For fiscal year ended
                             December 31, 2002

                       Commission file number: 0-24262



                                 ADVEN INC.
             --------------------------------------------------
             (Exact name of registrant as specified in charter)


                WASHINGTON                           91-1363905
   -------------------------------                 -------------
   (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               identification No.)

        3653 Hemlock Court, Reno, Nevada              89509
    ----------------------------------------        ----------
    (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code..... 775-378-2636

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes[X] No[_]

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which stock was sold, as of a specified date within 60 days prior to the date of filing.

        As of December 31, 2002, the Company had 11,572,667 shares of common stock issued and outstanding, and on March 28, 2003, the Company had 11,572,667 shares of common stock issued and outstanding, 309,700 of these shares being held by non-affiliates of the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing bid price of such stock, as of March 28, 2003 is $6,194, based upon $.06 mulitiplied by the 859,700 shares of common stock held by non-affiliates.
================================================================================

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

                       Fiscal Year Ended December 31, 2002

                                                Bid

                                High                           Low

  Year Ended Dec. 31, 2002      0.24                           0.01

(b) Holders

The Company had approximately 171 shareholders of record as of March 28, 2003, which number does not include shareholders whose shares are held in street or nominee names.

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

                        Selected Operating Information
                     Year Ending December 31, 1996 to 2000
                                 Adven, Inc.
                                Consolidated

As at and for the Years Ended December 31,

                                        1997         1998       1999        2000         2001        2002
------------------------------------------------------------------------------------------------------------
        Operating Revenue              1,343       25,181          Nil         Nil         Nil         Nil
        Income (Loss)                 (8,794)      (1,209)  (1,007,745)   (217,218)   (195,402)    406,924
        from operations
        Income (Loss)                 (.0016)      (.0002)      (.1512)    (0.0026)      (0.04)      0.035
        per common share
        Total Assets               1,710,604    1,609,639      217,959      24,718       1,528       1,620
        Long Term Obligations        505,100      389,160        8,225      32,265      33,372         Nil
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

Other compensation

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 28'TH, 2003, the names of persons who own of record, or were known by the Company to own beneficially, more than five percent of its total issued and outstanding common stock and the beneficial ownership of all such stock as of that date by officers and directors of the Company and all such officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant o r other right to acquire additional securities of the Company, except as may be otherwise noted.


                         Name and Address         Amount&Nature     Percent
                          of Beneficial           of Beneficial       of
        Title of Class        Owner               Ownership          Class
        ---------------   -------------           -------------      ------
        Common Stock
        par value .0001

        SAME              Henri Hornby*           7,991,801           69%

                          Vanuatu International
                          Trust Company Ltd.      2,666,666           23%

                          Kennington Investments,
                          Ltd.                      533,000            5%


All officers and directors                        7,991,801           69%

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


                                ADVEN, INC.

                                By /s/ Henri Hornby
                                ----------------------
                                Henri Hornby/President, Secretary and Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                Name/Title                   Date
                                ----------                   ----

                                /s/ Henri Hornby             March 28, 2003
                                ----------------------
                                Henri Hornby
                                President / Secretary / Director


                                /s/ Sheila Ledrew            March 28, 2003
                                ----------------------
                                Sheila Ledrew
                                Director

                                   ADVEN, INC.

                              FINANCIAL STATEMENTS

                               FOR THE YEAR ENDED

                                DECEMBER 31, 2002

                                      WITH

                         INDEPENDENT AUDITORS' REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS

Independent Auditors' Report..................................................2
Balance Sheet.................................................................4
Statements of Income and Other Comprehensive Income (Loss)....................5
Statements of Changes in Stockholders' Deficit................................6
Statements of Cash Flows......................................................7
Notes to Financial Statements.................................................8

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


                          INDEPENDENT AUDITORS' REPORT

February 24, 2002

Board of Directors
Adven, Inc.

We have audited the accompanying balance sheet of Adven, Inc., as of December 31, 2002, and the related statements of income and other comprehensive income
(loss), changes in stockholders' deficit, and cash flows for the years ended December 31, 2002, and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adven, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

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



Mark Bailey & Company, Ltd.
Reno, Nevada

                                   ADVEN, INC.

                                  BALANCE SHEET
                                  -------------
                                December 31, 2002

                                     ASSETS
                                     ------
                                                                   2002
                                                                ----------
CURRENT ASSETS
--------------
Cash                                                            $      688
Prepaid legal fees                                                     211
                                                                ----------
  Total current assets                                                 899
                                                                ----------
OTHER ASSETS
------------
Investments                                                             33
Deferred tax asset (net of valuation allowance of
$390,735)                                                              --
                                                                ----------
  Total other assets                                                    33
                                                                ----------

FIXED ASSETS
------------
Computer equipment                                                   2,390
Accumulated depreciation                                            (1,702)
                                                                ----------
  Total fixed assets                                                   688
                                                                ----------
  Total assets                                                  $    1,620
                                                                ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable                                                $    1,851
Accrued interest                                                       337
Advance from shareholder                                             7,515
                                                                ----------
  Total current liabilities                                          9,703
                                                                ----------
COMMITMENT AND CONTINGENCIES
----------------------------

STOCKHOLDERS' DEFICIT
---------------------
Common stock, $.0001 par value, 20,000,000 shares
  authorized, 11,572,667 shares issued and outstanding               1,157
Additional paid-in-capital                                       1,204,120
Accumulated deficit                                             (1,213,360)
                                                                ----------
  Total stockholders' deficit                                       (8,083)
                                                                ----------
  Total liabilities and stockholders' deficit                   $    1,620
                                                                ==========

     The Accompanying Notes are an Integral Part of the Financial Statements

                                   ADVEN, INC.

          STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
          -------------------------------------------------------------
                 For the Years Ended December 31, 2002 and 2001

                                                         FOR THE YEARS ENDED
                                                      DECEMBER 31,  DECEMBER 31,
                                                          2002          2001
                                                      -----------   -----------
Revenue                                               $      --     $      --

General and administrative expenses                        (3,686)       (4,596)
Legal and accounting expense                               (4,300)       (3,326)
Depreciation expense                                         (459)         (765)
                                                      -----------   -----------
Loss from operations                                       (8,445)       (8,687)

Gain on cancellation of stock                                --         206,250
Loss on impairment of investment                         (397,490)         --
                                                      -----------   -----------

  Net income (loss) before interest expense
    and income taxes                                     (405,935)      197,563

Interest expense                                             (989)       (2,161)
                                                      -----------   -----------

  Net income (loss) before income taxes                  (406,924)      195,402

Provision for income taxes                                   --            --
                                                      -----------   -----------

  Net income (loss)                                      (406,924)      195,402
                                                      -----------   -----------

Earnings (loss) per share:                            $     (0.04)  $      0.04
                                                      ===========   ===========

Weighted average of basic and diluted common shares     9,909,417     4,919,667
                                                      ===========   ===========

Comprehensive income (loss):

  Net income                                             (406,924)      195,402

Unrealized loss on securities (net of tax of $0)             --         (13,449)

Plus: Reclassification adjustment for losses
  included in net income                                  397,420          --
                                                      -----------   -----------

  Comprehensive income (loss)                         $    (9,504)  $   181,953
                                                      ===========   ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                                   ADVEN, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                  ---------------------------------------------
                 For the Years Ended December 31, 2002 and 2001

                                                                           ADDITIONAL                       OTHER
                                                    COMMON STOCK             PAID-IN       RETAINED     COMPREHENSIVE     TOTAL
                                               SHARES         AMOUNT         CAPITAL       DEFICIT         DEFICIT        EQUITY
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 2000                   5,469,667   $        547   $  1,377,715   $ (1,001,838)  $   (383,971)  $     (7,547)

Cancellation of shares issued for
license agreement in
in March 1997                                   (550,000)           (55)      (206,195)           --             --        (206,250)

Net income for the year ended
 December 31, 2001                                                                            195,402            --         195,402

Other comprehensive loss for the year
 ended December 31, 2001                                                                                     (13,449)       (13,449)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2001                   4,919,667            492      1,171,520       (806,436)      (397,420)       (31,844)


Shares issued at April 8, 2002
for shareholder advances                       6,653,000            665         32,600                                       33,265

Reclassification adjustment for
losses included in other comprehensive loss                                                                  397,420        397,420

Net Income at year ended
December 31, 2002                                                                            (406,924)                     (406,924)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002                  11,572,667   $      1,157   $  1,204,120   $ (1,213,360)  $        --    $     (8,083)
                                            ============   ============   ============   ============   ============   ============

     The Accompanying Notes are an Integral Part of the Financial Statements

                                   ADVEN, INC.

                             STATEMENT OF CASH FLOWS
                             -----------------------
                 For the Years Ended December 31, 2002 and 2001

                                                                2002         2001
                                                             ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                            $ (406,924)  $  195,402

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation expense                                              459          765
  Gain on cancellation of stock                                     --      (206,250)
  Increase (decrease) in accounts payable                         1,092       (4,781)
  (Increase) in prepaid legal fees                                  --          (211)
  Increase  in accrued interest                                     989        2,069
  Impairment of investment                                      397,490          --
                                                             ----------   ----------
  Net cash used in operating activities                          (6,894)     (13,006)
                                                             ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from shareholder advance                               7,515        3,819
                                                             ----------   ----------

  Net cash provided by financing activities                       7,515        3,819
                                                             ----------   ----------

  Net increase (decrease) in cash and cash equivalents              621       (9,187)

Cash and cash equivalents at December 31, 2001, and 2000             67        9,254
                                                             ----------   ----------

Cash and cash equivalents at December 31, 2002, and 2001     $      688   $       67
                                                             ==========   ==========

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
-------------------------------------------------

During the years ended December 31, 2002, and 2001, $0 and $92 were paid for interest, respectively, and no amounts were paid for income taxes.

In April 2002, the Company issued 6,653,000 (.0001 par) common shares to the President of the company for payment of advances and accrued interest of $33,265. The shares were issued at a fair value of 0.5 cents per share.

     The Accompanying Notes are an Integral Part of the Financial Statements

                                   ADVEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------------

     The Company was incorporated in the State of Washington in August 1986. The Company has no operations at this time.

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

     CASH AND CASH EQUIVALENTS
     -------------------------

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2002.

     FIXED ASSETS
     ------------

     Depreciation expense is recorded using an accelerated method of depreciation.

     LOSS PER SHARE
     --------------

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2002, the Company had no dilutive common stock equivalents such as stock options.

     REVENUE RECOGNITION
     -------------------

     In 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Pursuant to SAB No. 101 and the relevant generally accepted accounting principles, the Company will recognize revenue upon the passage of title, ownership and the risk of loss to the customer. During the period ended December 31, 2002, there was no revenue.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

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

     In August 2002 the FASB issued SFAS 146 "Accounting for Costs Associated With Exit or Disposal Activities". This statement supercedes pronouncement 94-7 from the Emerging Issues Task Force (EITF) and establishes new standards of accounting and reporting for exit activities (including a restructuring). Under EITF 94-3, a liability was recognized as of the date of an entity's commitment to an exit plan. According to SFAS 146, a liability for exit or disposal costs is recorded as of the date that the obligation is incurred. This standard also requires that the liability be initially measured at fair value. The Company will account for exit or disposal activities in accordance with the guidance in SFAS 146. Management does not feel that this standard will affect the Company, as they are not operating in any industry and will not incur exit or disposal costs.

     In October 2002 the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions." SFAS 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution. Since SFAS 147 is not relevant to the Company's business this statement will have no impact on the Company's financial position or results of operations.

     In December 2002 the FASB issued SFAS 148 "Accounting for Stock Based Compensation". This SFAS amends SFAS 123 and provides new guidance regarding the transition when an entity changes from the intrinsic value method to the fair value method of accounting for employee stock based compensation cost. Additional information is now required to be disclosed regarding such cost in the financial statements of public companies. Since the Company has no employee stock based compensation at present, this SFAS will not affect the Company at this time. 2. INVESTMENT According to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," all applicable equity securities should be classified as either trading or available for sale. The Company classified the investment in Asconi Corporation, formerly Grand Slam Treasures, Inc., as available for sale at December 31, 2002. Also according to SFAS No. 115, available for sale securities are required to be reported at fair value, with any unrealized losses included as a part of other comprehensive income and as a separate component of stockholders' equity until the losses are realized. If the losses are "other than temporary," SFAS No. 115 requires that an impairment loss be recorded against the asset. The fair market value of the Asconi Corporation investment at December 31, 2002, was $33. An impairment loss of $397,490 was recorded in 2002. Of this amount, $397,420 was reclassified out of accumulated other comprehensive income into earnings for the year ended December 31, 2002.

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

     In 2001, the Company reached an agreement with DIS International, Inc., whereby the agreement was voided and the 550,000 shares of stock that had been previously held by DIS International, Inc. were cancelled. A gain of $206,250 on the cancellation of the shares was recognized in 2001.

4.   COMMON STOCK
     ------------

     In April 2002, the Company issued 6,653,000 (.001 par) common shares to the President of the company for payment in full of all the advances made to the company prior to December 31, 2001 and the accrued interest on those advances. The shares were issued for 0.5 cents per share.

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

     The following is a schedule of the composition of the provision for income taxes:
                                                            December 31, 2002
                                                            -----------------
          Deferred noncurrent tax asset                          $ 390,735
          Valuation allowance                                     (390,735)
                                                                 ---------
          Total provision for income taxes                       $       0
                                                                 =========

     Deferred federal income taxes consist of future tax benefits and liabilities attributed to:
                                                            December 31, 2002
                                                            -----------------
          Loss carry forward                                     $ 390,735
          Valuation allowance                                     (390,735)
                                                                 ---------
          Net deferred income tax                                $       0
                                                                 =========


     The net change in the valuation account at December 31, 2001, was $3,231. The Company has available net operating loss carryforwards totaling approximately $1,149,000, which expire in the years 2019 to 2022.

6.   RELATED PARTY TRANSACTIONS
     --------------------------

     The President of Adven, Inc. has advanced the Company funds to pay expenses. The advance is due upon demand and carries an interest rate of 8.0% per annum. As of December 31, 2002, the outstanding advance balance was $7,515 and the related accrued interest was $337.

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

     The carrying amount and the estimated fair value of the investment in Asconi Corporation at December 31, 2002, were $33. The estimated fair value of this investment is based on the quoted market price.

     The carrying amounts reported in the balance sheet for the shareholder advances and the related interest payable at December 31, 2002, approximate fair values because they mature in less than one year.