Form 10-K/A
period 2002-12-31
ADVEN INC
filed 2003-05-09
CIK 802206

================================================================================

                                UNITED STATES
                        SECURITIES EXCHANGE CONMSSION
                           Washington, D.C. 20549



                                  FORM 10-K
                                AMENDMENT NO. 1


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

                                EXPLANATORY NOTE

     This Amendment No. 1 to Form 10-K is being filed solely to include the
Section 302 and Section 906 Executive Officer Certifications inadvertently omitted from the original filing. There are no other changes to the document originally filed.

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


        99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.1 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



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

                                Name/Title                   Date
                                ----------                   ----

                                /s/ Henri Hornby             May 9, 2003
                                ----------------------
                                Henri Hornby
                                President / Secretary / Director


                                /s/ Sheila Ledrew            May 9, 2003
                                ----------------------
                                Sheila Ledrew
                                Director

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

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                   UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Henri Hornby, certify that:

1.   I have reviewed this annual report on Form 10-K of Adven, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/ Henri Hornby
                                            ------------------------------------
                                            Henri Hornby
                                            President

Dated: May 9, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                   UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Henri Hornby, certify that:

1.   I have reviewed this annual report on Form 10-K of Adven, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ Henri Hornbi
                                           -------------------------------------
                                           Henri Hornbi
                                           Chief Financial Officer

Dated: May 9, 2003