Form 10-Q
period 2003-03-31
ADVEN INC
filed 2003-05-14
CIK 802206

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended March 31, 2003


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

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on March 31, 2003 was 11,572,667.
================================================================================

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


Balance Sheets...............................................................2

Statements of Operations and Other Comprehensive Loss........................3

Statements of Cash Flows.....................................................4

Notes to Financial Statements................................................5

                                   ADVEN, INC.
                                  BALANCE SHEET
                                  -------------
                           March 31, 2003 (unaudited)

                                     ASSETS
                                     ------
                                                              March 31, 2003
                                                              --------------
CURRENT ASSETS
--------------
  Cash                                                         $       682
  Prepaid legal fees                                                   211
                                                               -----------

    Total current assets                                               893
                                                               -----------
OTHER ASSETS
------------
  Investment                                                            33
  Deferred tax asset (net)                                            --
                                                               -----------

    Total other assets                                                  33
                                                               -----------
FIXED ASSETS
------------
  Computer equipment                                                 2,390
  Accumulated depreciation                                          (1,771)
                                                               -----------

    Total fixed assets                                                 619
                                                               -----------

      Total assets                                             $     1,545
                                                               ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts payable                                             $     3,071
  Accrued interest                                                     499
  Shareholder advances                                               9,603
                                                               -----------

    Total current liabilities                                       13,173
                                                               -----------
COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' DEFICIT
---------------------
  Common stock, $.0001 par value, 20,000,000 shares
   authorized, 11,572,667 shares  issued and outstanding             1,157
  Additional paid-in-capital                                     1,204,120
  Unrealized loss on securities available for sale                    --
  Accumulated deficit                                           (1,216,905)
                                                               -----------

    Total stockholders' deficit                                    (11,628)
                                                               -----------

      Total liabilities and stockholders' deficit              $     1,545
                                                               ===========

                  See Notes to the Interim Financial Statements

                                   ADVEN, INC.
              STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
              -----------------------------------------------------
         For the Three Months Ended March 31, 2003, and 2002 (unaudited)

                                                 For the Three Months Ended
                                                          March 31
                                                 2003                 2002
                                             ------------         ------------

REVENUE                                      $       --           $       --
-------                                      -       --           -       --

EXPENSES
--------
General and administrative expenses                  (814)              (1,197)
Accounting fees                                    (2,500)              (2,000)
Depreciation  expense                                 (69)                (115)
                                             ------------         ------------

Net loss before interest expense
and income taxes                                   (3,383)              (3,312)

Interest expense                                     (162)                (595)
                                             ------------         ------------

Net loss before income taxes                       (3,545)              (3,907)

Provision for income taxes                           --                   --
                                             ------------         ------------

Net loss                                           (3,545)              (3,907)
                                             ------------         ------------

OTHER COMPREHENSIVE LOSS
------------------------
Unrealized loss on securities (net)                  --                    (83)
                                             ------------         ------------

Comprehensive loss                           $     (3,545)        $     (3,990)
                                             ============         ============

Loss per share
- basic and diluted                          $      (0.00)        $      (0.00)
                                             ============         ============

Weighted average shares outstanding
- basic and diluted                            11,572,667            4,919,667
                                             ============         ============

                  See Notes to the Interim Financial Statements

                                   ADVEN, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
         For the Three Months Ended March 31, 2003, and 2002 (unaudited)

                                                                                          MARCH 31,
                                                                                   2003              2002
                                                                                  -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
      Net loss                                                                    $(3,545)          $(3,907)

      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation expense                                                       69               115
            Increase in bank overdraft payable                                          0                94
            Increase in accounts payable                                            1,220             1,786
            Increase in accrued interest                                              162               595
                                                                                  -------           -------

      Net cash used in operating activities                                        (2,094)           (1,317)
                                                                                  -------           -------


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
            Proceeds from shareholder advances                                      2,088             1,250
                                                                                  -------           -------

      Net cash provided by financing activities                                     2,088             1,250
                                                                                  -------           -------


      Net increase (decrease) in cash and cash equivalents                             (6)              (67)

      Cash and cash equivalents at December 31, 2002, and 2001                        688                67
                                                                                  -------           -------

      Cash and cash equivalents at March 31, 2003, and 2002                       $   682           $     0
                                                                                  =======           =======


SUPPLEMENTARY INFORMATION AND NON CASH TRANSACTIONS
---------------------------------------------------
During the three months ended March 31, 2003, and 2002, no amounts were paid for either interest or income taxes.


                  See Notes to the Interim Financial Statements

                                   ADVEN, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                                 March 31, 2003

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

            NEW PRONOUNCEMENTS
            ------------------
            In February 2003 the FASB issued SFAS No. 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 149 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial position or results of operations.

2.          GOING CONCERN
            -------------
            These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years and currently has no source of operating income. The Company's cash flow and existing credit are insufficient to fund the Company's cash flow needs based on the expenses expected to be incurred during the

                                   ADVEN, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                                 March 31, 2003

            next year. The President of the Company intends to advance funds as necessary to fund the cash flow needs of the Company.

3.          RELATED PARTY TRANSACTIONS
            --------------------------
            The President of Adven, Inc. has advanced the Company funds to pay expenses. The advance is due upon demand and carries an interest rate of 8.0% per annum. As of March 31, 2003, the outstanding advance balance was $9,603, and related accrued interest was $499. Related party interest expense incurred by the Company for the quarter ended March 31, 2003, was $162.

                                   SIGNATURES
                                   ----------


In accordance with requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                       ADVEN, INC.
                                       Registrant



                                       /s/ Henri Hornby
                                       ---------------------------
                                       Henri Hornby
May 14, 2003                           President / Director




                                       /s/ Sheila Ledrew
                                       ---------------------------
                                       Sheila Ledrew
May 14, 2003                           Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                   UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Henri Hornby, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Adven, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: May 14, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                   UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Henri Hornby, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Adven, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: May 14, 2003