Form 10-Q
period 2003-06-30
ADVEN INC
filed 2003-08-12
CIK 802206

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended June 30, 2003


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

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on June 30, 2003 was 2,081,152.
================================================================================

                                   ADVEN, INC.

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002




                                TABLE OF CONTENTS
                                -----------------


Balance Sheets...............................................................2

Statements of Operations and Other Comprehensive Loss........................3

Statements of Cash Flows.....................................................4

Notes to Financial Statements................................................5

                                   ADVEN, INC.
                                  BALANCE SHEET
                                  -------------
                            June 30, 2003 (unaudited)

                                     ASSETS
                                     ------

                                                              June 30, 2003
                                                               -----------
Current Assets
--------------
Cash                                                           $       652
Prepaid legal fees                                                     211
                                                               -----------

Total current assets                                                   863
                                                               -----------
Other Assets
------------
Investment                                                              33
Deferred tax asset (net)                                              --
                                                               -----------

Total other assets                                                      33
                                                               -----------
Fixed Assets
------------
Computer equipment                                                   2,390
Accumulated depreciation                                            (1,840)
                                                               -----------

Total fixed assets                                                     550
                                                               -----------

Total assets                                                   $     1,446
                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
Current Liabilities
-------------------
Accounts payable                                               $       800
Accrued interest                                                       728
Shareholder advances                                                14,518
                                                               -----------

Total current liabilities                                           16,046
                                                               -----------
Commitments and Contingencies
-----------------------------
Stockholders' Deficit
---------------------
Common stock, $.0001 par value, 20,000,000 shares
authorized, 11,572,667 shares  issued and outstanding                1,157
Additional paid-in-capital                                       1,204,120
Accumulated deficit                                             (1,219,877)
                                                               -----------

Total stockholders' deficit                                        (14,600)
                                                               -----------

Total liabilities and stockholders' deficit                    $     1,446
                                                               ===========

                  See Notes to the Interim Financial Statements

                                   ADVEN, INC.
              STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
              -----------------------------------------------------
      For the Six Months and the Three Months Ended June 30, 2003, and 2002
                                  (unaudited)

                                               For the Six Months Ended              For the Three Months Ended
                                                      June 30,                                June 30,
                                               2003                2002                2003                2002
                                           -----------         -----------         -----------         -----------
Revenue                                    $      --           $      --           $      --           $      --
-------                                    -      --           -      --           -      --           -      --
Expenses
--------
General and administrative expenses             (2,688)             (2,188)             (1,874)               (991)
Accounting fees                                 (3,300)             (2,750)               (800)               (750)
Depreciation  expense                             (138)               (229)                (69)               (114)
                                           -----------         -----------         -----------         -----------

Net loss before interest expense
and income taxes                                (6,126)             (5,167)             (2,743)             (1,855)

Interest expense                                  (391)               (703)               (229)               (108)
                                           -----------         -----------         -----------         -----------

Net loss before income taxes                    (6,517)             (5,870)             (2,972)             (1,963)

Provision for income taxes                        --                  --                  --                  --
                                           -----------         -----------         -----------         -----------

Net loss                                        (6,517)             (5,870)             (2,972)             (1,963)
                                           -----------         -----------         -----------         -----------

Other Comprehensive Loss
------------------------
Unrealized loss on securities (net)               --                   (60)               --                    23
                                           -----------         -----------         -----------         -----------

Comprehensive loss                         $    (6,517)        $    (5,930)        $    (2,972)        $    (1,940)
                                           ===========         ===========         ===========         ===========

Loss per share
- basic and diluted                        $     (0.01)        $     (0.00)        $     (0.00)        $     (0.00)
                                           ===========         ===========         ===========         ===========

Weighted average shares outstanding
- basic and diluted                          1,157,267             824,617           1,157,267           1,157,267
                                           ===========         ===========         ===========         ===========

                  See Notes to the Interim Financial Statements

                                   ADVEN, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
          For the Six Months Ended June 30, 2003, and 2002 (unaudited)

                                                             June 30, 2003    June 30, 2002
                                                                 ------           ------
Cash Flows from Operating Activities
------------------------------------
Net loss                                                         (6,517)          (5,870)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense                                                138              229
Increase (decrease) in accounts payable                          (1,051)           1,170
Increase in accrued interest                                        391              703
                                                                 ------           ------

Net cash used in operating activities                            (7,039)          (3,768)
                                                                 ------           ------

Cash Flows from Financing Activities
------------------------------------
Proceeds from shareholder advances                                7,003            3,800
                                                                 ------           ------

Net cash provided by financing activities                         7,003            3,800
                                                                 ------           ------

Net increase (decrease) in cash and cash equivalents                (36)              32

Cash and cash equivalents at December 31, 2002 and 2001             688               67
                                                                 ------           ------

Cash and cash equivalents at June 30, 2003 and 2002                 652               99
                                                                 ======           ======

Supplementary Information and Non Cash Transactions
---------------------------------------------------
During the six months ended June 30, 2003 and 2002, no amounts were paid for interest or income taxes

In April 2002 the Company issued 665,300 shares of its common stock to retire $28,819 of the shareholder advance and $4,446 of related interest.


                  See Notes to the Interim Financial Statements

                                   ADVEN, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------

                                  June 30, 2003

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

      NEW PRONOUNCEMENTS
      ------------------
      In February 2003 the Financial Accounting Standards Board "FASB" issued SFAS No. 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 149 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial position or results of operations.

      In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and

                                   ADVEN, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------

                                  June 30, 2003

      certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 will have no impact on the Company's financial position as they have no financial instruments.

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

3.    RELATED PARTY TRANSACTIONS
      --------------------------
      The President of Adven, Inc. has advanced the Company funds to pay expenses. The advance is due upon demand and carries an interest rate of 8.0% per annum. As of June 30, 2003, the outstanding advance balance was $14,518, and related accrued interest was $728. Related party interest expense incurred by the Company for the quarter ended June 30, 2003, was $229.

4.    CAPITAL STOCK
      -------------
      In May 2003 the Company authorized a reverse stock split of 10:1 shares of its common stock. The company retained the authorized number of shares and the par value of the common stock

                                   SIGNATURES
                                   ----------


In accordance with requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                       ADVEN, INC.
                                       Registrant



                                       /s/ Henri Hornby
                                       ---------------------------
                                       Henri Hornby
August 12, 2003                        President / Director




                                       /s/ Sheila Ledrew
                                       ---------------------------
                                       Sheila Ledrew
August 12, 2003                        Director