Form 10-Q
period 2003-09-30
ADVEN INC
filed 2003-11-10
CIK 802206

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended September 30, 2003


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

The number of shares of Registrant's Common Stock, $.0001 par, outstanding on November 10, 2003 was 2,081,152.
================================================================================

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


Balance Sheets...............................................................2

Statements of Operations and Other Comprehensive Loss........................3

Statements of Cash Flows.....................................................4

Notes to Financial Statements................................................5

                                  ADVEN, INC.
                                  BALANCE SHEET
                                  -------------
                         September 30, 2003 (unaudited)



                                     ASSETS
                                     ------

CURRENT ASSETS
Cash                                                               $        623
Prepaid legal fees                                                          211
                                                                   ------------

Total current assets                                                        834
                                                                   ------------

OTHER ASSETS
Investment                                                                   33
Deferred tax asset (net)                                                     --
                                                                   ------------

Total other assets                                                           33
                                                                   ------------

FIXED ASSETS
Computer equipment                                                        2,390
Accumulated depreciation                                                 (1,909)
                                                                   ------------

Total fixed assets                                                          481
                                                                   ------------
Total assets                                                       $      1,348
                                                                   ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
Accounts payable                                                   $      2,037
Accrued interest                                                          1,026
Shareholder advances                                                     15,181
                                                                   ------------

Total current liabilities                                                18,244
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 20,000,000 shares
  authorized, 1,157,267 shares  issued and outstanding                      116
Additional paid-in-capital                                            1,205,161
Accumulated deficit                                                  (1,222,173)
                                                                   ------------

Total stockholders' deficit                                             (16,896)
                                                                   ------------
Total liabilities and stockholders' deficit                        $      1,348
                                                                   ============



                  SEE NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                   ADVEN, INC.
              STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
              -----------------------------------------------------
                 For the Nine Months and the Three Months Ended
                    September 30, 2003, and 2002 (unaudited)



                                                  FOR THE NINE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                -----------------------------     -----------------------------
                                                    2003             2002             2003             2002
                                                ------------     ------------     ------------     ------------
REVENUE                                         $         --     $         --     $         --     $         --
-------

EXPENSES
--------
  General and administrative expenses                 (3,617)          (3,175)            (929)            (987)
  Accounting fees                                     (4,300)          (3,550)          (1,000)            (800)
  Depreciation  expense                                 (207)            (344)             (69)            (115)
                                                ------------     ------------     ------------     ------------

  Net loss before interest expense
  and income taxes                                    (8,124)          (7,069)          (1,998)          (1,902)

  Interest expense                                      (689)            (824)            (298)            (121)
                                                ------------     ------------     ------------     ------------

  Net loss before income taxes                        (8,813)          (7,893)          (2,296)          (2,023)

  Provision for income taxes                              --               --               --               --
                                                ------------     ------------     ------------     ------------

  Net loss                                            (8,813)          (7,893)          (2,296)          (2,023)
                                                ------------     ------------     ------------     ------------

OTHER COMPREHENSIVE LOSS
------------------------
  Unrealized gain (loss) on securities (net)              --              (51)              --                9
                                                ------------     ------------     ------------     ------------

  Comprehensive loss                            $     (8,813)    $     (7,944)    $     (2,296)    $     (2,014)
                                                ============     ============     ============     ============

  Loss per share
  - basic and diluted                           $      (0.01)    $      (0.00)    $      (0.00)    $      (0.00)
                                                ============     ============     ============     ============

  Weighted average shares outstanding
  - basic and diluted                              1,157,267          935,500        1,157,267        1,157,267
                                                ============     ============     ============     ============




                  SEE NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                   ADVEN, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
        For the Nine Months Ended September 30, 2003 and 2002 (unaudited)



                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2003             2002
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net loss                                                          (8,813)          (7,893)

  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation expense                                               207              344
    Increase in accounts payable                                       186              126
    Increase in accrued interest                                       689              824
                                                              ------------     ------------

  Net cash used in operating activities                             (7,731)          (6,599)
                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from shareholder advances                                 7,666            7,250
                                                              ------------     ------------

  Net cash provided by financing activities                          7,666            7,250
                                                              ------------     ------------

  Net increase (decrease) in cash and cash equivalents                 (65)             651

  Cash and cash equivalents at December 31, 2002 and 2001              688               67
                                                              ------------     ------------

  Cash and cash equivalents at September 30, 2003 and 2002             623              718
                                                              ============     ============




SUPPLEMENTARY INFORMATION AND NON CASH TRANSACTIONS
---------------------------------------------------
During the nine months ended September 30, 2003 and 2002, no amounts were paid for interest or income taxes

In April 2002 the Company issued 665,300 shares of its common stock to retire $28,819 of the shareholder advances and $4,446 of related interest.





                  SEE NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                   ADVEN, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                         September 30, 2003 (unaudited)



1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited interim financial statements of Adven, Inc. (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

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

2.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------
     In April 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (SFAS 149) "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149, which amends and clarifies existing accounting pronouncements,



                  SEE NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                   ADVEN, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                         September 30, 2003 (unaudited)




     addresses financial accounting and reporting for derivative or other hybrid instruments. This Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after September 30, 2003. The Company does not expect the adoption of SFAS 149 to have any impact on the financial statements.

     In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 150 will have no effect on the Company's financial position or results of operations.

3.   RELATED PARTY TRANSACTIONS
     --------------------------
     The President of Adven, Inc. has advanced the Company funds to pay expenses. The advance is due upon demand and carries an interest rate of 8.0% per annum. As of September 30, 2003, the outstanding advance balance was $15,181, and related accrued interest was $1,026. Related party interest expense incurred by the Company for the quarter ended September 30, 2003, was $298.

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



                                       ADVEN, INC.
                                       Registrant



                                       /s/ Henri Hornby
                                       ---------------------------
                                       Henri Hornby
November 10, 2003                      President / Director




                                       /s/ Sheila Ledrew
                                       ---------------------------
                                       Sheila Ledrew
November 10, 2003                      Director