Form 10KSB
period 2003-12-31
ADVEN INC
filed 2004-04-07
CIK 802206

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number 000-24262
                            ------------------------

                             WEST AFRICA GOLD, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Wyoming                                         91-1363905
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                  245 Park Avenue, 39th Floor, New York, 10167
                    (Address of Principal Executive Offices)

                                 (212) 672 1878
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.
 Yes [x] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for the most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (1,266,971 shares) based on the average bid and asked price as of December 31, 2003 being $ 0.46 per share: $582,806

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 202,629,792 shares of Common Stock, $0.001 Par Value, as of April 6, 2004.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

On January 7, 2004 (the "Effective Date"), pursuant to a Stock Purchase Agreement between Adven Inc. (the "Company"), a Wyoming corporation and all of the shareholders of Barnard Castle Limited ("Barnard"), Valley Forge Site Limited ("Valley Forge") and Steinbeck Limited ("Steinbeck") (collectively the shareholders of these entities will be referred to as the "Shareholders"), the Company acquired all of the shares of Barnard, Valley Forge and Steinbeck from the Shareholders in consideration for the issuance of a total of 200,000,640 shares of Adven to the Shareholders. Pursuant to the Agreement, Barnard, Valley Forge and Steinbeck became wholly owned subsidiaries of the Company and the Company is in the process of a Certificate of Amendment in the State of Wyoming changing its name to West Africa Gold Inc.

Pursuant to the Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Barnard. Valley Forge and Steinbeck for 200,000,640 shares of common stock of the Company. Pursuant to the Agreement, Barnard, Valley Forge and Steinbeck became wholly owned subsidiaries of the Company. Barnard, Valley Forge and Steinbeck control, in the aggregate, seventy (70%) percent of Toubikoto, Manianguiti, In Darset, Anefis and Touban, being the gold mining prospects in Mali. Through this Agreement the Company acquired certain rights to prospect for minerals in certain concession areas in the Republic of Mali. Five projects are considered, namely Toubikoto (Gold), Manianguinti (Gold), In Darset (Gold, Base Metals), Anefis (Gold, Base Metals) and Touban (Nickel, Copper, pge's). The five projects are in three areas, viz., south-west, north and south-east of Mali. As such, the five projects are presently at different levels of prospectivity and all require additional work to prove their defined resource base.

In Mali, the Company will have potential gold producing areas with the three gold projects. There is an extensive exploration ground and an encouraging base metals deposit with significant gold and silver by-products and a nickel and PGE exploration project that may yield results at depth.

Of the three gold projects, the In Darset project has a Proven Reserve; however, the Probable and Measured Reserve base is substantial. The other two projects lack a Reserve base at present, but have a large Resource base in areas adjoining known large gold prospects / potential mines. Subsequently, this gives a high degree of confidence.

The group's business plan is based on the exploration of the resources defined or inferred on five viable targets. The Anefis project is in all probability a viable gold and base metals project. The In Darset project is also thought to have a good chance of succeeding. The two other gold projects, viz., Toubikoto and Manianguinti are located in the centre of activity near the Segala gold deposit, with the latter project being more favored because of the greater scope of previous work done there. The Mali mining code is administered by the DNGM (Direction Nationale de la Geologie et des Mines) or National Directorate of Geology and Mines under the Ministry of Mines, Energy and Hydrology.

The Toubikoto and Manianguinti projects

These two projects in the same area in the Kenieba region in western Mali, and in the vicinity of the more famous Segala and Tabakoto permits, and some 15 kilometres north of the government administrative centre of Kenieba, can be considered together, even though they are separate concessions (permits). Kenieba is accessible by the laterite air strip from Bamako 360 kilometres to the south-east, and by road; access from the rail terminal Kayes on the Dakar, Senegal to Bamako railroad is by good 60 kilometre road to the Sadiola mine and a further 140 kilometres of four-wheel drive road, that is tricky in the rainy season.

The Toubikoto Authorisation to Explore has been issued on November 6, 1996 under the number 1031/DNGM. It is on the process of being transformed into an exploration permit. The Manianguinti Authorisation to Explore has been issued on November 6, 1996 under the number 1030/DNGM.

The permit areas actually adjoin each other for some 1 000 metres to the south of Toubikoto and north of Manianguinti. To the west of Toubikoto is the Segala permit and to its south and west of Manianguinti are the Keita (also known as Dar Salam) permits, whereas to the south of both Dar Salam and Manianguinti is the Tabakoto permit.

The deposits in the permit areas are essentially similar to Segala and Nevsun's Tabakoto prospect and together with the Medinandi permit further south are structurally controlled by the same north-east - south-west shear zone within both brittle and competent units, such as feldspar porphyries, silicified metasediments and small granitic or gabbroic intrusions.

The Segala and Dar Salam permits are underlain by the highly gold-prospective Dalema series of metasediments. This series forms the eastern margin of the most southerly major greenstone belt within the Kenieba or Kedougou-Kenieba Inlier, which is a window through younger cover rocks to the Lower Proterozoic Birimian volcano-sedimentary system. Late post-tectonic dioritic and kimberlitic dykes and diatremes intrude all the rocks in the area that is also traversed by numerous north-east - south-west striking shear structures that together make up the major Mali-Senegal fault or deformation zone.

The initial drilling targets were defined by simply following the artisanal (orpaillage) mining sites running from Segala north into Toubikoto and southwards into the northern part of the Manianguinti prospects with sporadic grab sampling of the artisanal workings and the rejected material from their operations. It was noted that as the artisanals only recover the free gold and the deposits are about 50 % free gold, they reject a large proportion of the gold that is locked up in the sulphides, mostly pyrite and arsenopyrite.

The exploration plan here is first of all to re-map and check all outcrops in relation to a structural model obtained from air-photo and satellite imagery interpretation. This should be followed by geophysical surveys, with airborne magnetic and electromagnetic survey, if available and / or ground geophysics, including the two areas and a gravimetric survey of the target areas and the surrounding area.

These investigations could give a clearer picture of stratigraphic pile and the structural controls of the geochemical inferred mineralization and outline the drilling targets. Core drilling will then follow with several essentially stratigraphic drill holes on the re-defined targets and further exploration will be success-driven, based on the continuing geological and structural interpretations afforded by the drilling results.

It is expected that the Toubikoto and Manianguinti projects can prove reserves of the order of magnitude and grade, etc. as those in the Nevsun Resources' Tabakoto Project in the vicinity. For this, the proposed prospecting operation detailed in this report will allocate funds and resources for extensive geophysical and geochemical work on the properties to be followed by drilling and comprehensive sampling, analysis and metallurgical testing of the defined ore bodies for inclusion in a complete feasibility study.

The In Darset and Anefis projects

The two projects of the Taghlit S.A. exploration or research permits (Permis de Recherche) are located in the north of the country, a relatively short distance form the Algerian border and the In Darset permit includes the larger resource and the best grade identified in the group's projects.

They are located in the Adrar des Iforas on the western side of the Trans-Sahara highway which connects Oran, Algeria on the Mediterranean coast with Gao on the Niger River to the south. This portion of the highway is symbolically marked with kilometre posts, but often degenerates into a series of parallel tracks. The 1,175-kilometre road from Bamako to Gao on the Niger River is paved and there are twice-daily ferries across the river to the north bank for vehicles of all sizes up to full-sized tractor trailers.

The Anefis permit is some 350 kilometres north of Gao, along the Tilemsi valley of the Trans-Sahara and In Darset lies 50 kilometres beyond it. The region lies in the `Kidal Cercle' or special development region centred on the town of Kidal, located some 150 kilometres south of the Aguel'hoc junction between the two permits. The only other village in the area is Tessalit in the north of the In Darset permit, near the Algerian border.

The regional geology has been discussed as part of the general geology of northern Mali in 2.3 above. The Adrar area is underlain by the Tuareg Shield with Early and Late Proterozoic volcano-sedimentary rocks draped over it as an antiform with locally developed Pan-African conglomerates.

The permit areas are largely underlain by metamorphosed Late Proterozoic volcano-sedimentary rocks that have been intruded by lesser large-scale syn- to post-tectonic granitoids and smaller gabbroic bodies. The two permit areas are underlain by greywacke schists and supposed marine-laid tillites and In Darset has a single basin of Pan-African conglomerates surrounding an anorogenic alkaline complex. The areas are located over a major structural `suture zone' expressed by a major gravimetric low.

The In Darset permit has been issued on September 8th, 1999 under the number PR 96/66. The Anefis permit has been issued on September 8th, 1999 under the number PR 96/67. The depository of all historical exploration data is the DNGM (Direction Nationale de la Geologie et des Mines) in Bamako. There are some difficulties in accessing the material in the archives and some of the reports, maps, etc. are missing, so that some serious assistance is required here. In addition to the DNGM archives, there is additional data reportedly also archived in the BRGM (Bureau de Recherches Geologiques et Minieres) and the CGG (Centre de Geologie et Geophysique en Montpellier) in France and the United Nations Revolving Fund for Natural Resources Exploration in New York, USA. Most useful is the DNGM `Plan Mineral' of 1978.

A preliminary phase will consist of an exhaustive literature search of the sparse data, acquisition and study of the available satellite imagery, possible air-photo interpretation, with field geological mapping and regional-scale geological and structural interpretation. It is proposed to follow this work from the permit areas to the possible extensions of the Algerian occurrences to the east. The fieldwork will form the basis of the planning for additional geophysical work, with a possible airborne geophysical survey.

This initial phase is expected to provide a sophisticated level of geological-structural interpretation and aid in the selecting and refining of target areas. A starting point will then be the previous sampling and trenching, following up on both the French and the SONAREM Soviet-advised programmes.

The proposed country office at Bamako will provide backup to a regional dispatching centre to be set up at Gao, which is 500 nautical miles or 950 kilometres, two hours, by air from Bamako, with a good airstrip, but a few days by car. Facilities at Kidal are not known at this stage. Field accommodation will be sought at Tessalit which has a good source of drinking water, is conveniently located between the two permits and has some interesting gold values in its own permit area.

The operation on the western side of the Adrar des Iforas would also allow the investigation and exploration of possible extensions of the Algerian Tirek-Amesmessa deposits into the Mali side of the eastern Adrar. After all, all the Mali `discoveries' above lie alongside the Trans-Sahara highway.

The Touban Copper-Nickel and Platinum Project

The Kadiolo-Touban area is in south-eastern Mali, near the border with the Ivory Coast and Burkina Faso (former Upper Volta). The regional centre Kadiolo is some 300 kilometres due south of the Mali capital Bamako (some 400 kilometres by road) and some 75 kilometres by road south of Sikasso on the main Bamako - Burkina Faso road. The Touban permit has been issued on July 1st, 2002 the number PR 2002/158. The concession area the village of Touban and the copper-nickel and platinum anomaly lies on a small hill immediately to the east and south-east of the village. The principal anomaly is contained on this hill with elongated north-north-west - south-south-east axis and measuring some 2000 by 600 metres.

The geology of the area has been reported from various sources, following the geological reports on the geochemical sampling, drilling and analysis undertaken by the Mali BRGM (Bureau of Geological and Mining Research) under the Direction National de la Geologie et Mines undertaken from the 1970's. This followed from an extensive petrographic study of the samples obtained and detailed Atomic Absorption Spectrophotometry geochemical analysis of prepared sections from the boreholes and samples.

The Touban hill is an intrusive basic-ultra basic elongated plug-like body that contains two petrographically distinct facies, an ultra basic peridotitic-type partly serpentinised facies and a gabbroic facies with little mineral alteration. The petrographic and geochemistry studies indicate that the Touban intrusive is differentiated from komatiite magma with similar mineralogy and geochemical characteristics of other known stratified basic-ultra basic bodies with massive sulphide mineral association. This factor is significant from the point of view of the mineral economic potential of the body.

The proposed work will consist of various phases to confirm the nickel and platinum potential of the Touban body and to drill a number of deep holes into the body to uncover a possible massive sulphide deposit at depth with economic nickel and / or platinum values.

The first stages will set up a grid on the ground followed by a field mapping and geochemical and geophysical surveys, including a detailed magnetometer and possibly a gravimetric survey. This will be immediately followed by further mapping and field investigations of any possible further anomalies uncovered and the interpretation of the structure and attitude of the body. A simple sample handling laboratory can be set up on or near the site for sizing and undertake simple preliminary geochemical assays of elements such as chrome and to send selected prepared samples for detailed analysis. Petrographic studies and further geochemical analysis and research will be done on core samples from the new boreholes.

Following this preliminary study, one or possibly two 600 metre boreholes will be drilled in the best position in the body most likely to intercept the deepest part of the basic-ultra basic body, in order to maximise the possible intersection of a massive sulphide body and establish its attitude and relative structure within the Touban plug-like body. The structure analysis of the results obtained will be used to drill further boreholes to identify further targets within the Touban body.

The success or failure of this borehole will then dictate either the abandonment or continuation of the project as a potential PGE prospect; the nickel anomalies will also be further studied, leading to a possible full feasibility study of the area as a nickel producer.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases office space located at 245 Park Avenue, 39th Floor, New York, 10167 from St. James Resources Management on a month to month basis for $500 per month.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending or threatened litigation and, to its knowledge, no action, suit or proceedings has been threatened against its officers or its directors.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, by West Africa Gold during the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON SHARES

The Common Shares of West Africa Gold, Inc. are listed on the NASD Over-the-Counter Bulletin Board under the symbol WAGI. The following table summarizes trading in the Company's common stock, as provided by quotations published by the OTC Bulletin Board for the periods as indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended                     High Bid                  Low Bid

March 31, 2003                      0.10                      0.01
June 30, 2003                       0.10                      0.01
September 30, 2003                  0.45                      0.10
December 31, 2003                   0.46                      0.45

As of April 6, 2004, there were over 150 holders of record of the Company's common stock, that does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

DIVIDENDS

The Company has never paid dividends. While any future dividends will be determined by the directors of the Company after consideration of the earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with the ongoing acquisition, exploration and development programs of the Company.

ITEM 6: MANAGEMENT DISCUSSION AND PLAN OF OPERATIONS

INTRODUCTION

We have acquired certain rights to prospect for minerals in certain concession areas in the Republic of Mali. Five projects are considered, namely Toubikoto
(Gold), Manianguinti (Gold), In Darset (Gold, Base Metals), Anefis (Gold, Base Metals) and Touban (Nickel, Copper, pge's). The five projects are in three areas, viz., south-west, north and south-east of Mali. As such, the five projects are presently at different levels of prospectivity and all require additional work to prove their defined resource base.

COUNTRY AND MINING PROFILE

The major producing gold mines and exploration targets are mostly confined to the Birimian Series greenstone belt that extend from the western Mali border from neighbouring Senegal, across the central and southern parts of the country. The granite-greenstone belts are Archaen-age bodies (2700 - 3500 Ma) and consist typically of ancient metasediments and volcanic piles, granitic rocks and various intrusives, usually highly folded and sheared through geological time. The belts appear typically as remnants surrounded by younger granites with the gold mineralisation commonly found in these belts throughout Africa, particularly within shear zones and quartz veins.

THE PROSPECT AREAS

a) The In Darset and Anefis projects

The two projects are located in the north of the country, a relatively short distance form the Algerian border and the In Darset permit includes the larger resource and the best grade identified in the group's projects. They are located in the Adrar des Iforas on the western side of the Trans-Sahara highway which connects Oran, Algeria on the Mediterranean coast with Gao on the Niger River to the south. The 1 175 kilometre road from Bamako to Gao on the Niger River is paved and there are twice-daily ferries across the river to the north bank for vehicles of all sizes up to full-sized tractor trailers.

The Anefis permit is some 350 kilometres north of Gao, along the Tilemsi valley of the Trans-Sahara and In Darset lies 50 kilometres beyond it. The region lies in the `Kidal Cercle' or special development region centred around the town of Kidal, located some 150 kilometres south of the Aguel'hoc junction between the two permits. The only other village in the area is Tessalit in the north of the In Darset permit, near the Algerian border. The Adrar area is underlain by the Tuareg Shield with Early and Late Proterozoic volcano-sedimentary rocks draped over it as an antiform with locally developed Pan-African conglomerates.

The permit areas are largely underlain by metamorphosed Late Proterozoic volcano-sedimentary rocks that have been intruded by lesser large-scale syn- to post-tectonic granitoids and smaller gabbroic bodies. The two permit areas are underlain by greywacke schists and supposed marine-laid tillites and In Darset has a single basin of Pan-African conglomerates surrounding an anorogenic alkaline complex. The areas are located over a major structural `suture zone' expressed by a major gravimetric low.

In Anefis exploration was carried out by the SONAREM in the same period as In Darset, 1968 - 1969, The exploration combined the same sort of geochemical and geophysical surveys, including magnetics and electro-magnetics they undertook to the north. The surveys were followed up by pitting, trenching and drilling.

b) The Touban Copper-Nickel and Platinum Project

The Kadiolo-Touban area is in south-eastern Mali, near the border with the Ivory Coast and Burkina Faso (former Upper Volta). The regional centre Kadiolo is some 300 kilometres due south of the Mali capital Bamako (some 400 kilometres by road) and some 75 kilometres by road south of Sikasso on the main Bamako - Burkina Faso road. The concession area measures some 104 square kilometres and lies some 3 kilometres from Kadiolo. It includes the village of Touban and the copper-nickel and platinum anomaly lies on a small hill immediately to the east and south-east of the village. The principal anomaly is contained on this hill with elongated north-north-west - south-south-east axis and measuring some 2000 by 600 metres.

Geology

The geology of the area has been reported from various sources, following the geological reports on the geochemical sampling, drilling and analysis undertaken by the Mali BRGM (Bureau of Geological and Mining Research) under the Direction National de la Geologie et Mines undertaken from the 1970's. This followed from an extensive petrographic study of the samples obtained and detailed Atomic Absorption Spectrophotometry geochemical analysis of prepared sections from the boreholes and samples.

The Touban hill is an intrusive basic-ultrabasic elongated plug-like body that contains two petrographically distinct facies, a ultrabasic peridotitic-type partly serpentinised facies and a gabbroic facies with little mineral alteration. The petrographic and geochemistry studies indicate that the Touban intrusive is differentiated from a komatiite magma with similar mineralogy and geochemical characteristics of other known stratified basic-ultrabasic bodies with massive sulphide mineral association. This factor is significant from the point of view of the mineral economic potential of the body.

There is a correlation between the disseminated sulphide minerals and both nickel and platinoid values, indicating a strong magmatic differentiation within the Touban intrusive. It is concluded that the sulphide association and the modest nickel-copper and platinoid values obtained are similar to other intrusive bodies, including the famous Kambalda, Western Australia.

Previous work

All previous drilling stopped at 80 metres regardless of results and two boreholes were stopped in mineralisation (K 2, 4). Some of the boreholes are shown below. Six holes drilled in the Cu-Ni target registered values as follows

Hole       Interval    Rock type                      Average      Average      Mineralised
 No.         (m)                                        Cu %         Ni %       Section (m)      Cu %       Ni %
---------- ----------- ------------------------------ ------------ ------------ ---------------- ---------- -------
K 1         0 - 80     Pyroxenite,gabbros,Mg             0,017        0,240          0 - 6                   0,43
---------- ----------- ------------------------------ ------------ ------------ ---------------- ---------- -------
K 2         0 - 38     Mg-pyroxenite
           38 - 69     Pyroxenite,Fe-Mg min.             0,05         0,23          57 - 69        0,12      0,23
           69 - 81     Pyroxenites, gabbros              0,393                      76 - 81        0,12      0,27
---------- ----------- ------------------------------ ------------ ------------ ---------------- ---------- -------
K 3         0 - 20     Mg-pyroxenite, serpent
           20 - 36     Gabbro, pyroxenite                0,04         0,18          23 - 38        0,11      0,17
           38 - 80     Mg-pyroxenite, gabbro
---------- ----------- ------------------------------ ------------ ------------ ---------------- ---------- -------
K 4         0 - 80     Pyroxenite, S at base             0,05         0,23          76 - 80        0,11      0,28
---------- ----------- ------------------------------ ------------ ------------ ---------------- ---------- -------
K 5         0 - 80     Pyroxenite, gabbro                0,02         0,17           0 - 13        0,06      0,3
---------- ----------- ------------------------------ ------------ ------------ ---------------- ---------- -------
K 6         0 - 20     Serpent. Pyroxenite                                           0 - 8         0,05      0,23
           20 - 30     Serpentinite, gabbros                                         8 - 25        0,1       0,26
                                                                                    25 - 30        0,03      0,06

c) The Toubikoto and Manianguinti projects

These two projects in the same area in the Kenieba region in western Mali, and in the vicinity of the more famous Segala and Tabakoto permits, and some 15 kilometres north of the government administrative centre of Kanieba, can be considered together, even though they are separate concessions (permits). Kanieba is accessible by the laterite air strip from Bamako 360 kilometres to the south-east, and by road ; access from the rail terminal Kayes on the Dakar, Senegal to Bamako railroad is by good 60 kilometre road. The permit areas measure some 8 square kilometres each. The permit areas actually adjoin each other for some 1 000 metres to the south of Toubikoto and north of Manianguinti. To the west of Toubikoto is the Segala permit and to its south and west of Manianguinti is the Keita (also known as Dar Salam) permits, whereas to the south of both Dar Salam and Manianguinti is the Tabakoto permit.

Manianguinti was covered by a reconnaissance geochemical soil survey of 1 651 samples that identified 6 distinct anomalous gold zones, with 3 zones considered to be a high priority.

Gold values in the soils over the major anomalies average about 2,0 g/t and these coincide with the north-east trending shear zone related to the mineralisation at Tabakoto and Medinandi and continuing to the Moralia artisanal area in the eastern part of the Segala permit. The other anomalies are in sedimentary sequences and mineralisation appears to be strongly structurally controlled, as is the case in the entire area. There is strong evidence here that high-grade gold quartz were injected into sheared felsic rocks at depth, and drilling in some of the anomalies is imperative.

The Toubikoto prospect was similarly covered with a geochemical soil survey of 1 566 samples that identified 10 strong anomalies very similar and with the same association to those at Manianguinti above. The anomalies are strongly related to the north-east - south-west trending fracture zone and associated structural shears en-echelon and in most cases, small granitic intrusive bodies and associated quartz veining are reported associated with the anomalies.

Exploration to trial mining

The thrust of the group's activities in Mali in the next three years is related to the exploration of the various areas and targets, with various stages of geological prospecting for a period of three years, possibly leading to later-stage feasibility studies with advanced mining, metallurgical and other studies, and possibly trial mining phases.

DRILLING PROGRAM - $1.5M

PRE- OPERATING COSTS:

     o Branch company startup, legal fees , registration public mining registry - $10,000.00

     o Office/warehouse rental- 12 months/ renewable- $900/month - $10,800.00 annual

     o Office supplies, setup, communications, computers/accessories, drafting equipment, basic furniture, other - $15,000.00

     o    Aero/sat/topo mapping - $2,500.00

     o    Initial travel, in country expenses to setup up infrastructure:
          $15,000

     o    Contingencies in Preop: $10,000

Total estimated pre-op capex (expl. budget)- $63,300.00

FIELD WORK CAPEX -

A.- EXPLORATION PROGRAM - ( Preliminary ) -

An in-depth preliminary geological survey will be initiated by a local Geological Team and Management to include the following:

All exploration work shall be conducted in a manner such that data obtained can be readily transported to conventional mine modelling and analysis systems. All exploration work shall be designed to conform to a data standard that allows the greatest possible ease of translation and conversion such that incidental costs of data processing can be minimized. All data processing shall be computed on JV partner's systems and no third parties shall have access to the databases or the raw data input streams.

The preliminary exploration program shall consist of:

     o Thorough topographical survey of total concessions area by contract personnel, confirming boundaries and installing survey markers for all concessions.

     o Conclusively characterize and map outcrop pattern and attitude of all known ore bodies at appropriate scale. Map and annotate underground workings and surface workings.

     o Conduct preliminary geological survey for additional new ore potential throughout extent of concessions to assess midterm potential for additional acquisitions of rights and to assess maintenance rational for current holdings.

     o Establish mine office, purchase necessary equipment and establish field and in mine geotechnical crews.

     o Design and implement automation systems for all mine, exploration, management, and development tasks, purchase required hardware/software.

     o Develop drilling plans for first campaign, with the following objectives:

     o Characterize extent of ore bodies to depth down dip, characterize spatial relationships of ore bodies at depth, define structural controls and gross features of overall mine zone.

     o Assess logistics and requirements for drilling campaign solicit contractor bids.

                  Total cost estimate Pre-Op/ Prelim Exploration =$215,000.00

                  Timeframe: 60-90 days

EXPLORATION PROGRAM -(first phase) -

     o Select drilling contractor and mobilize crew/s rig/s according to requirements of schedule and goals of program.

     o Initial 500 meter holes down dip in all five projects ore bodies to characterize at depth

                  -In Darset

                  -Toubikoto

                  -Anefis

                  -Touban

                  -Manianguinti

     o Multiple holes in mine and at surface in both In Darset and Toubikoto veins to confirm and refine established reserves and characterize maximum possible potential as necessary to total up to 3800 meters.

     o If feasible and budget is not exhausted by the preceeding or utilizing unexpended contingency funds or both, to intersect mineral structures at depth for determining long term feasibility and mining strategy.

          Total cost estimate: 6800 meters x $100.00/meter = $680,000.00

          Assay /laboratory testing results, final proven reserve geological report, including audit sign off from independent consultants = $130,000.00

         Total costs - first phase drilling program: $610,000.00

Administration & Office, crew, supervisors, management : $253,500.00 ( year)

Contingencies: $150,000.00

Total costs -preliminary/first phase drilling exploration program: $1,500,000

ITEM 7. FINANCIAL STATEMENTS

                                   ADVEN, INC.

                              FINANCIAL STATEMENTS

                               FOR THE YEAR ENDED

                                DECEMBER 31, 2003

                                      WITH

                         INDEPENDENT AUDITORS' REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS

Independent Auditors' Report..................................................2
Balance Sheet.................................................................3
Statements of Income (Operations) and Other Comprehensive Income (Loss).......4
Statements of Changes in Stockholders' Deficit................................5
Statements of Cash Flows......................................................6
Notes to Financial Statements.................................................7

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




                          Independent Auditors' Report


         March 17, 2004


         Board of Directors
         Adven, Inc.


         We have audited the accompanying balance sheet of Adven, Inc., as of December 31, 2003, and the related statements of income and other comprehensive income (loss), changes in stockholders' deficit, and cash flows for the years ended December 31, 2003, and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adven, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003, and 2002, in conformity with accounting principles generally accepted in the United States of America.

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



         Mark Bailey & Company, Ltd.
         Reno, Nevada

                                   ADVEN, INC.
                                  Balance Sheet

                                     ASSETS

                                                                                                    2003
                                                                                              -----------------
Cash                                                                                                   $ 6,575
                                                                                              -----------------

Total current assets                                                                                     6,575
                                                                                              -----------------

Other Assets
Investments                                                                                                 33
Deferred tax asset (net of valuation allowance of
$390,146)                                                                                                    -
                                                                                              -----------------

Total other assets                                                                                          33
                                                                                              -----------------

Fixed Assets
Computer equipment                                                                                       2,390
Accumulated depreciation                                                                                (1,977)
                                                                                              -----------------

Total fixed assets                                                                                         413
                                                                                              -----------------

Total assets                                                                                           $ 7,021
                                                                                              =================

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable                                                                                       $ 1,401
Related party advance                                                                                   10,970
                                                                                              -----------------

Total current liabilities                                                                               12,371
                                                                                              -----------------

Commitment and Contingencies

Stockholders' Deficit
Common stock, $.0001 par value,
1,357,267 shares issued and outstanding                                                                    136
Additional paid-in-capital                                                                           1,206,141
Accumulated deficit                                                                                 (1,211,627)
                                                                                              -----------------

Total stockholders' deficit                                                                             (5,350)
                                                                                              -----------------

Total liabilities and stockholders' deficit                                                            $ 7,021
                                                                                              =================

     The Accompanying Notes are an Integral Part of the Financial Statements

                                   ADVEN, INC.
                      Statements of Income (Operations) and
                        Other Comprehensive Income (Loss


                                                                                             For the Years Ended
                                                                                    December 31,          December 31,
                                                                                          2003                  2002
                                                                                     ---------------       ---------------
Revenue                                                                                         $ -                   $ -

General and administrative expenses                                                          (6,100)               (3,686)
Legal and accounting expense                                                                 (7,254)               (4,300)
Depreciation expense                                                                           (275)                 (459)
                                                                                     ---------------       ---------------

Loss from operations                                                                        (13,629)               (8,445)

Loss on impairment of investment                                                                  -              (397,490)
Gain on extinguishment of debt                                                               16,332                     -
                                                                                     ---------------       ---------------

Net income (loss) before interest expense and income taxes                                    2,703              (405,935)

Interest expense                                                                               (970)                 (989)
                                                                                     ---------------       ---------------

Net income (loss) before income taxes                                                         1,733              (406,924)

Provision for income taxes                                                                        -                     -
                                                                                     ---------------       ---------------

Net income (loss)                                                                           $ 1,733             $(406,924)
                                                                                     ===============       ===============

Earnings (loss) per share:                                                                   $ 0.00               $ (0.41)
                                                                                     ===============       ===============

Weighted average of basic and diluted common shares                                       1,173,934               990,942
                                                                                     ===============       ===============

Comprehensive income (loss):

Net income (loss)                                                                           $ 1,733             $(406,924)

Plus:  Reclassification adjustment for losses included in net income                              -               397,420
                                                                                     ---------------       ---------------

Comprehensive income (loss)                                                                 $ 1,733              $ (9,504)
                                                                                     ===============       ===============

     The Accompanying Notes are an Integral Part of the Financial Statements

                                   ADVEN, INC.
                 Statements of Changes in Stockholders' Deficit

                                                                      Additional                       Other
                                                Common Stock            Paid-in       Retained     Comprehensive      Total
                                              Shares       Amount       Capital        Deficit        Deficit        Equity
                                          -------------------------------------------------------------------------------------


Balance at December 31, 2001                     491,967       $ 49     $ 1,171,963    $ (806,436)      $ (397,420)   $(31,844)

Shares issued in April 2002 for
shareholder advances                             665,300         67          33,198             -                -      33,265

Reclassification adjustment for losses
included in other comprehensive loss                                                                       397,420     397,420

Net income for the year ended
December 31, 2002                                                                        (406,924)               -    (406,924)
                                          -------------------------------------------------------------------------------------

Balance at December 31, 2002                   1,157,267        116       1,205,161    (1,213,360)               -      (8,083)

Shares issued in December 2003 for
shareholder advances and services                200,000         20             980             -                -       1,000

Net income at year ended
December 31, 2003                                                                           1,733                -       1,733
                                          -------------------------------------------------------------------------------------

Balance at December 31, 2003                   1,357,267      $ 136     $ 1,206,141   $(1,211,627)               -    $ (5,350)
                                          =====================================================================================

     The Accompanying Notes are an Integral Part of the Financial Statements

                                  ADVEN, INC.
                            Statements of Cash Flows

                                                                                           2003               2002
Cash Flows from Operating Activities
Net income (loss)                                                                             $ 1,733         $ (406,924)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation expense                                                                              275                459
Gain on extinguishment of debt                                                                (16,332)                 -
Shares issued for services                                                                        500                  -
Increase (decrease) in accounts payable                                                          (450)             1,092
Decrease in prepaid legal fees                                                                    211                  -
Increase (decrease) in accrued interest                                                           970                989
Impairment of investment                                                                            -            397,490
                                                                                      ----------------   ----------------

Net cash provided by (used in) operating activities                                           (13,093)            (6,894)
                                                                                      ----------------   ----------------

Cash Flows from Financing Activities
Proceeds from shareholder advance                                                               8,010              7,515
      Proceeds from related party advance                                                      10,970                  -
                                                                                      ----------------   ----------------

Net cash provided by financing activities                                                      18,980              7,515
                                                                                      ----------------   ----------------

Net increase in cash and cash equivalents                                                       5,887                621

Cash and cash equivalents at December 31, 2002, and 2001                                          688                 67
                                                                                      ----------------   ----------------

Cash and cash equivalents at December 31, 2003, and 2002                                      $ 6,575              $ 688
                                                                                      ================   ================

     The Accompanying Notes are an Integral Part of the Financial Statements

Supplemental Information and Noncash Transactions

During the years ended December 31, 2003, and 2002, $1,307 and $4,446 were paid for interest, respectively, and no amounts were paid for income taxes.

In December 2003, the Company issued 100,000 common shares for payment of services valued at $500. The shares were issued at a fair value of $0.005 per share.

Also in December 2003, the Company issued 100,000 common shares for relief of $500 of shareholder advances from the President. The shares were issued at a fair value of $0.005 per share.

In April 2002, the Company issued 665,300 common shares to the President of the company for payment of advances and accrued interest of $33,265. The shares were issued at a fair value of $0.0005 per share.

                                   ADVEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


1.       Organization and Significant Accounting Policies
         The Company was incorporated in the State of Washington in August 1986. In 2003 the state of the Company's domicile was changed to Wyoming. The Company has no operations at this time.

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years and currently has no source of operating income. The Company's cash flow and existing credit are insufficient to fund the Company's cash flow needs based on the expenses expected to be incurred during the next year. In January 2004, the Company merged with three foreign companies, and planned to enter the mining industry.

         The preparation of the financial statements in conformity with generally accepted accounting standards requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash and Cash Equivalents
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2003.

         Fixed Assets
         Depreciation expense is recorded using an accelerated method of depreciation.

         Loss Per Share
         Net loss per share is provided in accordance with Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings Per Share". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2003, the Company had no dilutive common stock equivalents such as stock options.

         Revenue Recognition
         In 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." Pursuant to SAB 101 and the relevant generally accepted accounting principles, the Company will recognize revenue upon the passage of title, ownership and the risk of loss to the customer. During the period ended December 31, 2003, there was no revenue.

         New Accounting Pronouncements
         In April 2003 the Financial Accounting Standards Board (FASB) issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments. This Statement requires that contracts with comparable characteristics be accounted for similarly. It is effective for contracts entered into or modified after September 30, 2003. The Company does not expect the adoption of SFAS 149 to have any impact on the financial statements.

         In May 2003 the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective at the beginning of the first interim period beginning after March 15, 2003. This statement establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will have no effect on the Company's financial position or results of operations.

         In December 2003 the FASB issued SFAS 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of SFAS 87, 88, and 106". This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, "Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for

         Termination Benefits, and SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement retains the disclosure requirements contained in SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is required to be provided separately for pension plans and for other postretirement benefit plans. The Company has no Pension or Other Postretirement Benefits.

2.       Investment
         According to SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities," all applicable equity securities should be classified as either trading or available for sale. The Company classified the investment in Asconi Corporation, formerly Grand Slam Treasures, Inc., as available for sale at December 31, 2003. Also according to SFAS 115, available for sale securities are required to be reported at fair value, with any unrealized losses included as a part of other comprehensive income and as a separate component of stockholders' equity until the losses are realized. If the losses are "other than temporary," SFAS 115 requires that an impairment loss be recorded against the asset. The fair market value of the Asconi Corporation investment at December 31, 2003, was $33. An impairment loss of $397,490 was recorded in 2002. Of this amount, $397,420 was reclassified out of accumulated other comprehensive income into earnings for the year ended December 31, 2002.

3.       Common Stock
         In December 2003 the Company issued 100,000 common shares to a related party for payment of $500 of the advances and related interest payable to the President. The shares were issued at fair value of $0.005 per share.

         Also in December 2003 the Company issued 100,000 common shares to a related party for payment of services of $500. The shares were issued at fair value of $0.005 per share.

         Also in December 2003 the Company changed the number of shares authorized to an unlimited number of shares of stock without nominal or par value.

         In May 2003 the Company authorized a reverse stock split of 10:1 shares of its common stock. The company retained the authorized number of shares at 20,000,000 and the par value of the common stock at $0.0001.

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

         The following is a schedule of the composition of the provision for income taxes:
                                                                                     December 31, 2003
                                                                                     -----------------
           Deferred noncurrent tax asset                                                     $ 390,146
           Valuation allowance                                                                (390,146)
                                                                                            -----------

           Total provision for income taxes                                                  $   -0-
                                                                                             =========

         Deferred federal income taxes consist of future tax benefits and liabilities attributed to:
                                                                                        December 31, 2003
                                                                                        -----------------
          Loss carry forward                                                                 $ 390,146
          Valuation allowance                                                                 (390,146)
                                                                                            -----------

          Net deferred income tax                                                            $    -0-
                                                                                             ==========

         The net change in the valuation account at December 31, 2003, was $589. The Company has available net operating loss carryforwards totaling approximately $1,147,000, which expire in the years 2019 to 2022.

5.       Related Party Transactions
         The President of Adven, Inc. advanced the Company funds to pay expenses. The advance was due upon demand and carried an interest rate of 8.0% per annum. During 2003, the President forgave a total of $16,332 of advances and the related interest payable. This resulted in a $16,332 gain on extinguishment of debt for the Company. The balance of the advance payable of $500 was relieved via the issuance of 100,000 common shares to related party at $0.005 per share.

         In December 2003 the Company issued 100,000 shares of its common stock, valued at $500 to a director, for service as a director.

6.       Fair Value of Financial Instruments
         The FASB issued SFAS 107, "Disclosure about Fair Value of Financial Instruments," as part of a continuing process to improve information on financial statements. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

         The carrying amount and the estimated fair value of the investment in Asconi Corporation at December 31, 2003, were both $33. The estimated fair value of this investment is based on the quoted market price.

         The carrying amounts reported in the balance sheet for the related party advance at December 31, 2003, approximates fair value because all balances mature in less than one year.


7.       Subsequent Events
         On January 7, 2004, the Company purchased 100% of the voting stock of Barnard Castle Limited, Valley Forge Limited, and Steinbeck Limited (Barnard, Valley and Steinbeck). Accordingly the results of operations Barnard, Valley and Steinbeck are presented from that date forward. The acquisition was made for the purpose of acquiring certain rights to prospect for minerals in certain concession areas in the Republic of Mali. The Company changed its name to West Africa Gold, Inc.

         The Company issued 200,000,640 shares of its common stock with a par value of $.0001, for all the outstanding stock of Barnard, Valley and Steinbeck. As there is no market at this time for the stock of the Company or Barnard, Valley and Steinbeck, the fair value of the purchase is the par value of the stock given ($20,000). Barnard, Valley and Steinbeck have $4,608 in net assets. As a result, the excess of par value of the stock given over the net assets has been treated as goodwill.

                  Purchase price                                                                    $20,000
                  Net assets of Barnard, Valley and Steinbeck                                        (4,608)
                                                                                                   ---------
                  Resulting goodwill                                                               $ 15,392
                                                                                                   =========

         The following condensed balance sheet shows the fair value of the assets acquired and the liabilities assumed as of the date of the acquisition. The pro forma information is based on the assumption that the acquisition took place as of January 1, 2003.

                             WEST AFRICA GOLD, INC.
                 PRO FORMA COMBINED BALANCE SHEET - (UNAUDITED)
                                December 31, 2003


                                     Adven,        Valley Forge        Steinbeck,        Barnard         Pro Forma       Pro Forma
                                     Inc.            Site, LTD.           LTD         Castle, Ltd      Adjustments        Combined

Cash                                   $ 6,575    $             -        $     -       $      -                $ -       $  6,575
                                  -------------  -----------------  -------------  --------------  -----------------  -------------

Total current assets                     6,575                  -              -              -                  -          6,575
                                  -------------  -----------------  -------------  --------------  -----------------  -------------

Other Assets
Investments                                 33             40,000         40,000         20,000                           100,033
Goodwill                                     -                  -              -              -             15,392         15,392
Deferred tax asset
(net of valuation allowance
of $390,146)                                 -                  -              -              -                  -              -
                                  -------------  -----------------  -------------  --------------  -----------------  -------------

Total other assets                          33             40,000         40,000         20,000             15,392        115,425
                                  -------------  -----------------  -------------  --------------  -----------------  -------------
Fixed Assets
Computer equipment                       2,390                  -              -              -                  -          2,390
Accumulated depreciation                (1,977)                 -              -              -                  -         (1,977)
                                  -------------  -----------------  -------------  --------------  -----------------  -------------

Total fixed assets                         413                  -              -              -                  -            413
                                  -------------  -----------------  ------------- --------------------------------------------------
Total assets                           $ 7,021           $ 40,000       $ 40,000       $ 20,000           $ 15,392      $ 122,413
                                  =============  =================  =============  ==============  =================  =============



                LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT)



Current Liabilities
Accounts payable                       $ 1,401         $   38,464      $  38,464       $ 18,464                $ -       $ 96,793
Advance from shareholder                10,970                  -              -              -                  -         10,970
                                  ---------------  -----------------  --------------  --------------  --------------  --------------

Total current liabilities               12,371             38,464         38,464         18,464                  -        107,763
                                  ----------------  -----------------  --------------  --------------  -------------  --------------

Commitment and Contingencies

Stockholders' Equity (Deficit)

Common stock                               136              1,536          1,536          1,536             15,392         20,136
Additional paid-in-capital           1,206,141                  -              -              -                  -      1,206,141
Retained earnings (deficit)         (1,211,627)                 -              -              -                  -     (1,211,627)
                                  ----------------  -----------------  --------------  --------------  -------------  --------------
Total stockholders' equity
(deficit)                               (5,350)             1,536          1,536          1,536             15,392         14,650
                                  ----------------  -----------------  --------------  --------------  -------------  --------------
Total liabilities and
stockholders' equity
(deficit)                              $ 7,021           $ 40,000      $  40,000       $ 20,000           $ 15,392      $ 122,413
                                   ==============  =================  ==============  ==============  ============== ===============


             See the Accompanying Notes and Accountant's Report

                             WEST AFRICA GOLD, INC.
                   PRO FORMA STATEMENT OF INCOME - (UNAUDITED)
                      For the Year Ended December 31, 2003

                                           Adven,   Valley Forge    Steinbeck        Barnard           Pro Forma          Pro Forma
                                            Inc.      Site, Ltd.       Ltd.         Castle, Ltd.       Adjustments          Combined
                                       -----------  -----------  -----------  ---------------  ------------------  -----------------
Revenue                                       $ -          $ -          $ -              $ -                 $ -                $ -

General and administrative expenses        (6,100)           -            -                -                   -             (6,100)
Legal and accounting expense               (7,254)           -            -                -                   -             (7,254)
Depreciation expense                         (275)           -            -                -                   -               (275)
                                       -----------  -----------  -----------  ---------------  ------------------  -----------------

Loss from operations                      (13,629)           -            -                -                   -            (13,629)

Gain on extinguishment of debt             16,332            -            -                -                   -             16,332

Net income before interest expense
and income taxes                            2,703            -            -                -                   -              2,703

Interest expense                             (970)           -            -                -                   -               (970)
                                       -----------  -----------  -----------  ---------------  ------------------  -----------------

Net income before income taxes              1,733            -            -                -                   -              1,733

Provision for income taxes                      -            -            -                -                   -                  -
                                       -----------  -----------  -----------  ---------------  ------------------  -----------------

Net income                                  1,733            -            -                -                   -              1,733
                                       -----------  -----------  -----------  ---------------  ------------------  -----------------

Earnings per share:                        $ 0.00                                                                            $ 0.09
                                       ===========                                                                 =================


     The Accompanying Notes are an Integral Part of the Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is mark Bailey & Company of Reno Nevada. We do not presently intend to change accountants. At no time has there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

ITEM 9 - DIRECTORS, EXECUTIVES

Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a)  Directors and Executive Officers

NAME                         AGE      POSITION          1st Year with Company
----                         ---      --------          ---------------------
Richard Mark Axtell          40       President, CEO             2004
                                      CFO, Secretary
                                      Director

Business Experience

RICHARD MARK AXTELL, 40, has been President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company since January 7, 2004. Mr. Axtell is a change management professional with over 17 years experience in the development and implementation of strategic plans. From 2000 - 2003, Mr. Axtell was the General Manager of Regus PLC where he reported to the group CEO and assumed a senior "trouble shooting" position with responsibility for the groups most challenged markets. In the first year he was based in Eastern Europe with Managing Director responsibilities for this long term problem region and the targeted turn-round expectation was 12 months. In the second year he was brought into London to protect and grow the groups most (revenue and EBIT) valuable business during the hardening of the B2B markets.

From 1997 - 2000, he was the Chief Executive Officer of Essential Beverage Holdings Limited. Mr. Axtell was based in South Africa where he was brought in to control group holdings board. Appointed to achieve business growth through logical restructure program and turned organization into a public listed company and raising capital to fund future expansion programs.

Compliance with Section 16 (a) of the Securities and Exchange Act of 1934:

We did not file Form 5's for our fiscal year ending December 31, 2003.

ITEM 10 - EXECUTIVE COMPENSATION

Cash Compensation

No cash compensation has been paid to the officers and directors of the Company.

Compensation Pursuant to Plans

No compensation was paid to executive officers pursuant to any plan during the fiscal year just ended, and the Company has no agreement or understanding, express or implied, with any officer or director concerning employment or cash compensation for services.

Other compensation

None.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the 202,629,792 shares of Common Stock of the Company as of the date of April 6, 2004 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and officers as a group.

                 NAME OF                    SHARES OF
TITLE OF CLASS   BENEFICIAL OWNER           COMMON STOCK     PERCENT OF CLASS
-----------------------------------------------------------------------------
Common           Richard Axtell (1)                   0                 0
                 President, CEO,
                 CFO and Director

Common           Hanover Capital Group plc   56,951,392                28.18%

Common           Roseau Enterprises Limited  15,000,064                 7.42%

Common           Europacific Consulting plc  14,000,064                 6.92%

DIRECTORS AND                                         0                 0
OFFICERS AS A GROUP

(1) Mr. Richard Axtell, the sole Officer and Director of the Company, does not directly own any shares of the Company. However, Mr. Axtell is a Director of Hanover Capital Group plc which owns 56,895,836 shares of the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

None

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits:

          None

     (b)  Reports of Form 8-K filed in fourth quarter of the fiscal year:
          None

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $6,000 for professional services rendered for the audit of our financial statements. We were not billed any additional fees for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003.

Tax Fees

For the Company's fiscal year ended December 31, 2003, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             West Africa Gold, Inc.

                             By: Richard Axtell
                                 -------------
                                 Richard Axtell
                                 President, CEO and CFO

Name                                Title                             Date
/S/Richard Axtell       President and Chief Executive Officer     April 6, 2004
   --------------
   Richard Axtell