Form 10QSB
period 2004-03-31
ADVEN INC
filed 2004-05-21
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-24262

                             WEST AFRICA GOLD, INC.
        (Exact name of small business issuer as specified in its charter)

        Wyoming                                                 91-1363905
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                 245 Park Avenue, 39th Floor, New York, 10167
                    (Address of Principal Executive Offices)

                                  (212)672-1878
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 20, 2004: 2,026,297,920 shares of common stock outstanding, $0.001 par value.

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

                             WEST AFRICA GOLD, INC.
                         (AN EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                           MARCH 31, 2004 (unaudited)

                                        ASSETS



Current Assets
Cash                                                                                                   $ 269
Prepaid Consulting Fees                                                                               30,000
                                                                                             ----------------
Total current assets                                                                                  30,269
                                                                                             ----------------

Other Assets
Mining costs                                                                                         100,000
Goodwill                                                                                              15,392
Deferred tax asset (net)                                                                                   -
                                                                                             ----------------
Total other assets                                                                                   115,392
                                                                                             ----------------
Total assets                                                                                       $ 145,661
                                                                                             ================

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable                                                                                    $ 21,550
Investor advances                                                                                     95,392
                                                                                             ----------------

Total current liabilities                                                                            116,942
                                                                                             ----------------
Commitments and Contingencies

Stockholders' Deficit
Common stock, $.0001 par value, 10,000,000,000 shares
authorized, 201,905,907 shares  issued and outstanding                                                20,191
Common stock subscribed                                                                                  800
Stock subscription receivable                                                                        (77,248)
Additional paid-in-capital                                                                         1,367,786
Accumulated deficit                                                                               (1,211,627)
Deficit accumulated during exploration stage                                                         (71,183)
                                                                                             ----------------
Total stockholders' deficit                                                                           28,719
                                                                                             ----------------
Total liabilities and stockholders' deficit                                                        $ 145,661
                                                                                             ================

                 See Notes to the Interim Financial Statements

                             WEST AFRICA GOLD, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
    For the Three Months Ended March 31, 2004 and March 31, 2003 (unaudited)

                                                          Cumulative
                                                            During                  For the Three Months Ended
                                                         Exploration               March 31,               March 31,
                                                            Stage                   2004                    2003
                                                      -------------------    -------------------       ---------------
Revenue                                                              $ -                    $ -                   $ -

Expenses
General and administrative expenses                              (11,824)               (11,824)                 (814)
Accounting fees                                                   (6,000)                (6,000)               (2,500)
Consulting                                                       (17,252)               (17,252)                    -
Legal fees                                                       (35,661)               (35,661)                    -
Loss on disposal of assets                                          (446)                  (446)                    -
Depreciation  expense                                                  -                      -                   (69)
                                                      -------------------    -------------------       ---------------

Net loss before interest expense
and income taxes                                                 (71,183)               (71,183)               (3,383)

Interest expense                                                       -                      -                  (162)
                                                      -------------------    -------------------       ---------------

Net loss before income taxes                                     (71,183)               (71,183)               (3,545)

Provision for income taxes                                             -                      -                     -
                                                      -------------------    -------------------       ---------------

Net loss                                                         (71,183)               (71,183)               (3,545)
                                                      ===================    ===================       ===============

Loss per share
- basic and diluted                                              $ (0.00)               $ (0.00)              $ (0.00)
                                                      ===================    ===================       ===============

Weighted average shares outstanding
- basic and diluted                                          201,540,574            201,540,574             1,157,267
                                                      ===================    ===================       ===============

                 See Notes to the Interim Financial Statements

                             WEST AFRICA GOLD, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
    For the Three Months Ended March 31, 2004 and March 31, 2003 (unaudited)


                                                            Cumulative
                                                              During
                                                            Exploration
                                                              Stage           March 31, 2004       March 31, 2003
                                                          ---------------   -------------------- -----------------
Cash Flows from Operating Activities
Net loss                                                         (71,183)               (71,183)           (3,545)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense                                                   -                      -                69
Loss on disposal of assets                                           446                    446
Increase in accounts payable                                      20,149                 20,149             1,220
Increase in accrued interest                                           -                      -               162
Expenses paid via issuance
of common stock                                                    2,500                  2,500                 -
Expenses paid via subscription
of common stock                                                   10,000                 10,000                 -
                                                          ---------------   -------------------- -----------------

Net cash used in operating activities                            (38,088)               (38,088)           (2,094)
                                                          ---------------   -------------------- -----------------


Cash Flows from Financing Activities
Funds received from sale of shares                                31,782                 31,782                 -
Proceeds from shareholder advances                                     -                      -             2,088
                                                          ---------------   -------------------- -----------------


Net cash provided by financing activities                         31,782                 31,782             2,088
                                                          ---------------   -------------------- -----------------


Net decrease in cash and cash equivalents                         (6,306)                (6,306)               (6)

Cash and cash equivalents at December 31, 2003 and 2002            6,575                  6,575               688
                                                          ---------------   -------------------- -----------------


Cash and cash equivalents at March 31, 2004 and 2003                 269                    269               682
                                                          ===============   ==================== =================

                                       5

                 See Notes to the Interim Financial Statements

Supplementary Information and Non Cash Transactions

During the three months ended March 31, 2004 and 2003, no amounts were paid for interest or income taxes

In January 2004 the Company issued 200,000,640 shares of its common stock in a reverse merger with three foreign companies in exchange for mining rights of $100,000, accounts payable of $95,392 and goodwill of $15,392.

In February 2004 the Company issued 500,000 shares of common stock for legal fees of $2,500.

In February 2004 the Company issued 48,000 shares of common stock for a subscription receivable of $120,000.

                             WEST AFRICA GOLD, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                           March 31, 2004 (unaudited)

1.   Basis of Presentation

     The accompanying unaudited interim financial statements of West Africa Gold, Inc., formerly known as Adven, Inc. (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

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

     Exploration Stage Company
     In January 2004 the Company was acquired by three foreign companies in a reverse merger. (See Note 2.) Since Adven, Inc. was a dormant company, and West Africa Gold, Inc (the surviving company from the reverse merger) is expanding its activities into mining in West Africa, the Company is in the exploration stage.

     Going Concern

     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years and currently has no source of operating income. Although 48,000 common shares were sold for $120,000 (see Note 4), the Company's cash flow and existing credit may be insufficient to fund the Company's cash flow needs based on the expenses expected to be incurred during the next year.

                             WEST AFRICA GOLD, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                           March 31, 2004 (unaudited)

2.   Acquisitions

     On January 7, 2004, the Company purchased 100% of the voting stock of Barnard Castle Limited, Valley Forge Limited, and Steinbeck Limited (Barnard, Valley and Steinbeck). The acquisition was made for the purpose of acquiring certain rights to prospect for minerals in certain concession areas in the Republic of Mali. The Company changed its name to West Africa Gold, Inc.

     The Company issued 200,000,640 shares of its common stock with $0.0001 par value, for all the outstanding stock of Barnard, Valley and Steinbeck. As there was no market at the time for the stock of the Company or Barnard, Valley and Steinbeck, the fair value of the purchase was the par value of the stock given ($20,000). Barnard, Valley and Steinbeck had $4,608 in net assets. As a result, the excess of par value of the stock given over the net assets was treated as goodwill.

        Purchase price                                         $20,000
        Net assets of Barnard, Valley and Steinbeck             (4,608)
        Resulting goodwill                                    $ 15,392

3.   Mining Interests

     The Company acquired mining rights valued at $100,000 as well as a payable of $95,392 as part of the merger. There were no terms of repayment of this debt and no interest was due. The entire $95,392 was payable at March 31, 2004.

4.   Stock Subscriptions Receivable

     The third party to whom the $95,392 was due purchased 48,000 common shares in February 2004 for $120,000. The balance due from the investor at March 31, 2004, was $77,248.

5.   Capital Stock

     In January 2004 the Company issued 200,000,640 shares of its common stock with $0.0001 par value, for all the outstanding stock of Barnard, Valley and Steinbeck in a reverse merger.

                             WEST AFRICA GOLD, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                           March 31, 2004 (unaudited)

     In February 2004 the Company issued 500,000 restricted common shares for legal fees of $2,500.

     Also in February 2004 the Company sold 48,000 common shares for $120,000.

6.   Subsequent Events

     In April 2004 the Company issued 8,000,000 common shares for consulting fees valued at $40,000.

     In May 2004 there was a forward stock split of 10:1.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

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

     o Initial 500 meter holes down dip in all five projects ore bodies to characterize at depth.

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

         Total costs - first phase drilling program: $610,000.00

Administration & Office, crew, supervisors, management : $253,500.00 ( year)

Contingencies: $150,000.00

Total costs -preliminary/first phase drilling exploration program: $1,500,000

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

          (b) Reports of Form 8-K

On January 21, 2004 we filed an 8K with the SEC based on a change in control and acquisition of assets. On March 19, 2004 an amendment was filed to the Form 8K filed with the SEC on January 21, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WEST AFRICA GOLD, INC.


Date:   May 21, 2004                    /s/ Richard Axtell
                                        --------------------------------
                                        Richard Axtell
                                        President, Secretary and Director