Form 10QSB
period 2004-06-30
ADVEN INC
filed 2004-08-19
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2004: 2,132,559,200 shares of common stock outstanding, $0.0001 par value.

                                                                            PAGE
Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements...............................................  3

  Item 2. Management's Discussion and Analysis of Financial Condition........ 11

  Item 3. Control and Procedures............................................. 15

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings.................................................. 15

  Item 2. Changes in Securities.............................................. 15

  Item 3. Defaults Upon Senior Securities.................................... 15

  Item 4. Submission of Matters to a Vote of Security Holders................ 15

  Item 5. Other Information.................................................. 15

  Item 6. Exhibits and Reports on Form 8-K................................... 15

Signature.................................................................... 16

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                             WEST AFRICA GOLD, INC.
                                 BALANCE SHEET
                           JUNE 30, 2004 (unaudited)

                                     ASSETS

Current Assets
Cash                                  $           269
Shareholder advance                            36,992
                                      ----------------
Total current assets                           37,261
                                      ----------------

Other Assets
Mining Costs                                  120,000
Goodwill                                       15,392
Deferred tax asset (net)                            -
                                      ----------------

Total other assets                            135,392
                                      ----------------

Total assets                          $       172,653
                                      ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable                                                $         4,520
Investor advance                                                         95,392
                                                                ----------------

Total current liabilities                                                99,912
                                                                ----------------

Commitments and Contingencies

Stockholders' Deficit
Common stock, $.0001 par value, 10,000,000,000 shares
authorized, 2,106,559,070 shares  issued and outstanding                210,656
Stock issued for prepaid consulting expense                             (20,000)
Stock subscription receivable                                           (77,248)
Additional paid-in-capital                                            1,928,121
Accumulated deficit                                                  (1,211,627)
Deficit accumulated during exploration stage                           (757,161)
                                                                ----------------


Total stockholders' deficit                                              72,741
                                                                ----------------


Total liabilities and stockholders' deficit                     $       172,653
                                                                ================

                 See Notes to the Interim Financial Statements.

                             WEST AFRICA GOLD, INC.
             STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
     For the Six Months and the Three Months Ended June 30, 2004, and 2003
                                  (unaudited)

                                       Cumulative
                                         During            For the Six Months Ended               For the Three Months Ended
                                       Exploration                  June 30,                                June 30,
                                          Stage               2004               2003                 2004                2003
                                   ------------------ -------------------  ---------------    -------------------   ----------------
Revenue                                          $ -                 $ -              $ -                    $ -                $ -

Expenses
General and administrative expenses         (661,869)           (661,869)          (2,688)              (650,045)            (1,874)
Accounting fees                              (14,797)            (14,797)          (3,300)                (8,797)              (800)
Consulting                                   (29,252)            (29,252)               -                (12,000)                 -
Legal fees                                   (50,797)            (50,797)               -                (15,136)                 -
Loss on disposal of assets                      (446)               (446)               -                      -                  -
Depreciation  expense                              -                   -             (138)                     -                (69)
                                   ------------------ -------------------  ---------------    -------------------   ----------------

Net loss before interest expense
and income taxes                            (757,161)           (757,161)          (6,126)              (685,978)            (2,743)
Interest expense                                   -                   -             (391)                     -               (229)
                                   ------------------ -------------------  ---------------    -------------------   ----------------

Net loss before income taxes                (757,161)           (757,161)          (6,517)              (685,978)            (2,972)
Provision for income taxes                         -                   -                -                      -                  -
                                   ------------------ -------------------  ---------------    -------------------   ----------------

Net loss                                  $ (757,161)         $ (757,161)        $ (6,517)            $ (685,978)          $ (2,972)
                                   ================== ===================  ===============    ===================   ================

Loss per share
- basic and diluted                          $ (0.00)            $ (0.00)         $ (0.00)               $ (0.00)           $ (0.00)
                                   ================== ===================  ===============    ===================   ================

Weighted average shares outstanding
- basic and diluted                    2,044,812,403       2,044,812,403       11,572,670          2,072,392,403         11,572,670
                                   ================== ===================  ===============    ===================   ================

                 See Notes to the Interim Financial Statements.

                             WEST AFRICA GOLD, INC.
                            STATEMENT OF CASH FLOWS
          For the Six Months Ended June 30, 2004 and 2003 (unaudited)

                                                            Cumulative
                                                              During
                                                            Exploration
                                                              Stage       June 30, 2004   June 30, 2003
                                                           ------------       ----------      --------
Cash Flows from Operating Activities
Net loss                                                      (757,161)        (757,161)       (6,517)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense                                                 -                -           138
Loss on disposal of assets                                         446              446
Increase (decrease) in accounts payable                          3,119            3,119        (1,051)
Increase in accrued interest                                         -                -           391
Expenses paid via issuance
                 of common stock                                22,500           22,500             -
                                                           ------------       ----------      --------

Net cash used in operating activities                         (731,096)        (731,096)       (7,039)
                                                           ------------       ----------      --------
Cash Flows from Investing Activities
Issuance of shareholder advance                               (750,000)        (750,000)            -
Repayment of shareholder advance                               713,008          713,008             -
Purchase of mining rights                                      (20,000)         (20,000)            -
                                                           ------------       ----------      --------

Net cash used in investing activities                          (56,992)         (56,992)            -
                                                           ------------       ----------      --------
Cash Flows from Financing Activities
Proceeds from sale of shares                                   750,000          750,000             -
Proceeds from shareholder advances                                   -                -         7,003
Proceeds from stock subscription receivable                     31,782           31,782             -
                                                           ------------       ----------      --------

Net cash provided by financing activities                      781,782          781,782         7,003
                                                           ------------       ----------      --------

Net increase (decrease) in cash and cash equivalents            (6,306)          (6,306)          (36)

Cash and cash equivalents at December 31, 2003 and 2002          6,575            6,575           688
                                                           ------------       ----------      --------

Cash and cash equivalents at June 30, 2004 and 2003                269              269           652
                                                           ============       ==========      ========

Supplementary Information and Non Cash Transactions

During the six and three months ended June 30, 2004 and 2003, no amounts were paid for interest or income taxes.

In May 2004 there was a 1:10 forward stock split.

In April 2004 the Company issued 80,000,000 shares of common stock for consulting expense and prepaid consulting of $40,000.

In February 2004 the Company issued 5,000,000 shares of common stock for legal fees of $2,500.

In February 2004 the Company issued 480,000 shares of common stock for a subscription receivable of $120,000.

In January 2004 the Company issued 2,000,000,064 shares of its common stock in a reverse merger with three foreign companies in exchange for mining rights of $100,000, accounts payable of $95,392 and goodwill of $15,392.

In April 2002 the Company issued 665,300 shares of its common stock to retire $28,819 of the shareholder advances and $4,446 of related interest.

                 See Notes to the Interim Financial Statements.

                             WEST AFRICA GOLD, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                            June 30, 2004 (unaudited)

1.   Basis of Presentation
     The accompanying unaudited interim financial statements of West Africa Gold, Inc., formerly known as Adven, Inc. (the "Company"), have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

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

     Exploration Stage Company
     In January 2004 the Company was acquired by three foreign companies in a reverse merger. (See Note 2). Since Adven, Inc. was a dormant company, and West Africa Gold, Inc (the surviving company from the reverse merger) is expanding its activities into mining in West Africa, the Company is in the exploration stage.

     Going Concern
     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years and currently has no source of operating income. Although in February 2004 480,000 common shares were sold for $120,000 (see
     Note 4), and in June 2004 a further 7,500,000 shares were sold for $750,000, the Company's cash flow and existing credit may be insufficient to fund the Company's cash

                             WEST AFRICA GOLD, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                            June 30, 2004 (unaudited)

     flow needs based on the expenses expected to be incurred during the next year.

2.   Acquisitions
     On January 7, 2004, the Company purchased 100% of the voting stock of Barnard Castle Limited, Valley Forge Limited, and Steinbeck Limited (Barnard, Valley and Steinbeck). The acquisition was made for the purpose of acquiring certain rights to prospect for minerals in certain concession areas in the Republic of Mali. The Company changed its name to West Africa Gold, Inc.

     The Company issued 2,000,000,640 shares of its common stock with $0.0001 par value, for all the outstanding stock of Barnard, Valley and Steinbeck. As there was no market at the time for the stock of the Company or Barnard, Valley and Steinbeck, the fair value of the purchase pre-split was the par value of the stock given ($20,000). Barnard, Valley and Steinbeck had $4,608 in net assets. As a result, the excess of par value of the stock given over the net assets was treated as goodwill.

        Purchase price                                            $20,000

        Net assets of Barnard, Valley and Steinbeck                (4,608)
                                                                  --------
        Resulting goodwill                                        $15,392
                                                                  ========
3.   Mining Interests
     The Company acquired mining rights in West Africa valued at $100,000 as well as a payable of $95,392 as part of the merger. There were no terms of repayment of this debt and no interest was due. The entire $95,392 was payable at June 30, 2004.

     In August 2004 the Company acquired mining rights in North America. During the three months ended June 30, 2004, the Company paid $20,000 as an advance related to this acquisition. (See Note 7).

4.   Stock Subscriptions Receivable

     In February 2004 a related party purchased 480,000 common shares for $120,000. The balance due from the investor at June 30, 2004, was $77,248.

5.   Capital Stock
     In January 2004 the Company issued 2,000,000,064 shares of its common stock with $0.0001 par value, for all the outstanding stock of Barnard, Valley and Steinbeck in a reverse merger.

     In February 2004 the Company issued 5,000,000 common shares for legal fees of $2,500.

     Also in February 2004 the Company sold 480,000 common shares for a subscription receivable of $120,000.

     In April 2004 the Company issued 80,000,000 common shares for consulting fees valued at $40,000.

     In May 2004 there was a 1:10 forward stock split.

     In June 2004 the Company sold 7,500,000 shares for cash of $750,000.

6.   Related Party Transactions

     The company rented office space on a month-to-month basis from an officer in order to perform administrative functions. For the six months ended June 30, 2003, rent of $1,376 was expensed.

     As part of the January 2004 merger, the Company acquired a payable of $95,392 to a related party. There were no terms of repayment of this debt and no interest was due. The entire $95,392 was payable at June 30, 2004.

     In February 2004 the Company sold 480,000 common shares for a stock subscription of $120,000. As of June 30, 2004, the amount due to the Company is $77,248.

     In June 2004, the Company sold 7,500,000 shares of stock for $750,000. This amount was transferred to a related party and all current liabilities were paid by the related party. At June 30, 2004, there was a receivable due to the Company of $36,992.

     7. Subsequent Events

     In July 2004 6,000,000 shares were issued as appointment incentives for members of the Company's advisory committee.

     In August 2004 20,000,000 shares were sold for $1,000,000.

     Also in August 2004 the Company acquired mineral rights in North America. (See Note 3)

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

          None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WEST AFRICA GOLD, INC.


Date:   August 19, 2004                /s/ Richard Axtell
                                        --------------------------------
                                        Richard Axtell
                                        President, Secretary and Director