Form 10QSB/A
period 2004-03-31
WEST AFRICA GOLD INC
filed 2004-11-02
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 28, 2004: 6,572,559,200 shares of common stock outstanding, $0.0001 par value.

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

Signature

                             WEST AFRICA GOLD, INC.
                                 BALANCE SHEET
                           March 31, 2004 (unaudited)




                                        ASSETS

Current Assets
Cash                                                                                      $ 269
Prepaid consulting fees                                                                  30,000
                                                                                ----------------

Total current assets                                                                     30,269
                                                                                ----------------

Deferred tax asset (net)                                                                      -
                                                                                ----------------

Total other assets                                                                            -
                                                                                ----------------

Total assets                                                                           $ 30,269
                                                                                ================

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable                                                                       $ 21,550
Investor advances                                                                        95,392
                                                                                ----------------

Total current liabilities                                                               116,942
                                                                                ----------------

Commitments and Contingencies

Stockholders' Deficit
Common stock, $.0001 par value, 10,000,000,000 shares
authorized, 201,905,907 shares  issued and outstanding                                   14,705
Common stock subscribed                                                                     800
Stock subscription receivable                                                           (77,248)
Additional paid-in-capital                                                              161,645
Deficit accumulated during exploration stage
(In connection with January 7, 2004 qusi-reorganization)                               (186,575)
                                                                                ----------------

Total stockholders' deficit                                                             (86,673)
                                                                                ----------------

Total liabilities and stockholders' deficit                                            $ 30,269
                                                                                ================

                 See Notes to the Interim Financial Statements.

                             WEST AFRICA GOLD, INC.
             STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
     For the Six Months and the Three Months Ended March 31, 2004, and 2003
                                  (unaudited)

                                                          Cumulative
                                                            During                   For the Three Months Ended
                                                         Exploration                          March 31,
                                                            Stage                   2004                    2003
                                                      -------------------    -------------------       ---------------
Revenue                                                              $ -                    $ -                   $ -

Expenses
General and administrative expenses                              (11,824)               (11,824)                 (814)
Accounting fees                                                   (6,000)                (6,000)               (2,500)
Consulting                                                       (17,252)               (17,252)                    -
Legal fees                                                       (35,661)               (35,661)                    -
Loss on disposal of assets                                          (446)                  (446)                    -
Exploration costs                                               (115,392)              (115,392)                    -
Depreciation  expense                                                  -                      -                   (69)
                                                      -------------------    -------------------       ---------------

Loss before interest expense
and income taxes                                                (186,575)              (186,575)               (3,383)

Interest expense                                                       -                      -                  (162)
                                                      -------------------    -------------------       ---------------

Loss before income taxes                                        (186,575)              (186,575)               (3,545)

Provision for income taxes                                             -                      -                     -
                                                      -------------------    -------------------       ---------------

Net loss                                                        (186,575)              (186,575)               (3,545)
                                                      ===================    ===================       ===============

Loss per share
- basic and diluted                                              $ (0.00)               $ (0.00)              $ (0.00)
                                                      ===================    ===================       ===============

Weighted average shares outstanding
- basic and diluted                                          201,540,574            201,540,574             1,157,267
                                                      ===================    ===================       ===============

                 See Notes to the Interim Financial Statements.

                             WEST AFRICA GOLD, INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Years Ended December 31, 2001, 2002, 2003, 2004

                                                           Common     Additional     Stock                      Other
                                      Common Stock          Stock      Paid-in    Subscription  Retained    Comprehensive     Total
                                    Shares      Amount   Subscribed    Capital     Receivable    Deficit       Deficit        Equity
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2001            491967    $ 49              $ 1,171,963               $ (806,436)     $ (397,420)  $(31,844)

Shares issued in April 2002 for
shareholder advances                   665,300      67                   33,198                        -               -     33,265

Reclassification adjustment for
losses included in other
comprehensive loss                                                                                               397,420    397,420

Net income for the year ended
December 31, 2002                                                                               (406,924)              -   (406,924)
                                ----------------------------------------------------------------------------------------------------

Balance at December 31, 2002         1,157,267     116                1,205,161               (1,213,360)              -     (8,083)

Shares issued in December 2003
for shareholder advances and
services                               200,000      20                      980                        -               -      1,000

Net income at year ended
December 31, 2003                                                                                  1,733               -      1,733
                                ----------------------------------------------------------------------------------------------------

Balance at December 31, 2003         1,357,267     136                1,206,141               (1,211,627)              -     (5,350)

Shares issued in January 2004
for the purchase of all
outstanding stock in a
reverse merger                     200,000,640  14,514               (1,206,141)               1,211,627               -     20,000

Shares issued in February 2004
for services valued at $2,500          500,000      50                    2,450                                               2,500

Shares sold for cash at $2.50
per share                               48,000       5                  119,995      (77,248)                                42,752

Shares issued for consulting
services valued at $40,000           8,000,000                 800       39,200                                              40,000

Net Loss as of March 31, 2004                                                                                   (186,575)  (186,575)
                                ----------------------------------------------------------------------------------------------------

Balance March 31, 2004             209,905,907 $14,705       $ 800    $ 161,645    $ (77,248)    $     -       $(171,183)  $(86,673)
                                ====================================================================================================

                 See Notes to the Interim Financial Statements.

                             WEST AFRICA GOLD, INC.
                            STATEMENT OF CASH FLOWS
          For the Six Months Ended March 31, 2004 and 2003 (unaudited)




                                                                        Cumulative During
                                                                Exploration Stage March 31, 2004           March 31, 2003
                                                                -------------         ------------           -----------
Cash Flows from Operating Activities
Net loss                                                          $ (186,575)           $(186,575)              $(3,545)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense                                                       -                    -                    69
Loss on disposal of assets                                               446                  446                     -
Exploration costs                                                    115,392              115,392
Increase in accounts payable                                          20,149               20,149                 1,220
Increase in accrued interest                                               -                    -                   162
Expenses paid via issuance
of common stock                                                        2,500                2,500                     -
Expenses paid via subscription
of common stock                                                       10,000               10,000                     -
                                                                -------------         ------------           -----------

Net cash used in operating activities                                (38,088)             (38,088)               (2,094)
                                                                -------------         ------------           -----------

Cash Flows from Financing Activities
Funds received from sale of shares                                    31,782               31,782                     -
Proceeds from shareholder advances                                         -                    -                 2,088
                                                                -------------         ------------           -----------

Net cash provided by financing activities                             31,782               31,782                 2,088
                                                                -------------         ------------           -----------

Net decrease in cash and cash equivalents                             (6,306)              (6,306)                   (6)

Cash and cash equivalents at December 31, 2003 and 2002                6,575                6,575                   688
                                                                -------------         ------------           -----------

Cash and cash equivalents at March 31, 2004 and 2003                   $ 269                $ 269                 $ 682
                                                                =============         ============           ===========

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

     Exploration Stage Company
     In January 2004 the Company was acquired by three foreign companies in a reverse merger. (See Note 2.) Since Adven, Inc. was a dormant company, and West Africa Gold, Inc (the surviving company from the reverse merger) is expanding its activities into mining in West Africa, the Company is in the exploration stage. As the Company is in the exploration stage all exploration costs will be expensed.

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

                             WEST AFRICA GOLD, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                           March 31, 2004 (unaudited)


2.   Acquisitions
     On January 7, 2004, the Company issued 200,000,640 shares of its common stock for the purchased 100% of the voting stock of Barnard Castle Limited, Valley Forge Limited, and Steinbeck Limited (Barnard, Valley and Steinbeck). The acquisition was made for the purpose of acquiring certain rights to prospect for minerals in certain concession areas in the Republic of Mali. The Company changed its name to West Africa Gold, Inc. The acquisition is being treated as a reverse merger, for accounting purposes, as there was a change in control of the Company. In the reverse merger, the Company recapitalization of the stockholder's equity, the prior accumulated deficit ($1,211, 627) was offset to the additional paid in capital and common stock.

3.   Mining Interests
     The Company acquired mining rights valued at $100,000 as part of the merger. As the Company is in the exploration stage, the mining rights will be written off as exploration costs.

4.   Stock Subscriptions Receivable
     The third party to whom the $95,392 was due purchased 48,000 common shares in February 2004 for $120,000. The balance due from the investor at March 31, 2004, was $77,248.

5.   Capital Stock
     In January 2004 the Company issued 200,000,640 shares of its common stock with $0.0001 par value, for all the outstanding stock of Barnard, Valley and Steinbeck in a reverse merger (See Note 2).

                             WEST AFRICA GOLD, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                           March 31, 2004 (unaudited)


     In February 2004 the Company issued 500,000 restricted common shares for legal fees of $2,500.

     Also in February 2004 the Company sold 48,000 common shares for a stock subscription of $120,000.


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

                                        WEST AFRICA GOLD, INC.


Date:   November 2, 2004               /s/ Richard Axtell
                                        -------------------
                                           Richard Axtell
                                           President, Secretary and Director