Form 10QSB/A
period 2004-06-30
WEST AFRICA GOLD INC
filed 2004-11-02
CIK 802206

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

  Item 4. Submission of Matters to a Vote of Security Holders................ 15

  Item 5. Other Information.................................................. 15

  Item 6. Exhibits and Reports on Form 8-K................................... 15

Signature.................................................................... 16

                             WEST AFRICA GOLD, INC.
                                 BALANCE SHEET
                           JUNE 30, 2004 (unaudited)



                                      ASSETS


Current Assets
Cash                                                                                               $ 269
Shareholder advance                                                                               36,992
                                                                                         ----------------

Total current assets                                                                              37,261
                                                                                         ----------------

Deferred tax asset (net of $549,506)                                                                   -
                                                                                         ----------------

Total assets                                                                                    $ 37,261
                                                                                         ================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                                                 $ 4,520
Investor advance                                                                                  95,392
                                                                                         ----------------

Total current liabilities                                                                         99,912
                                                                                         ----------------

Commitments and Contingencies

Stockholders' Equity
Common stock, $.0001 par value, 10,000,000,000 shares
authorized, 2,106,559,200 shares  issued and outstanding                                         210,656
Stock issued for prepaid consulting expense                                                      (20,000)
Stock subscription receivable                                                                    (77,248)
Additional paid-in-capital                                                                       716,494
Accumulated deficit                                                                                    -
Deficit accumulated during exploration stage                                                    (892,553)
                                                                                         ----------------

Total stockholders' equity                                                                       (62,651)
                                                                                         ----------------

Total liabilities and stockholders' equity                                                      $ 37,261
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

                                           Cumulative
                                             During           For the Six Months Ended       For the Three Months Ended
                                           Exploration       June 30,                        June 30,
                                              Stage            2004             2003           2004             2003
                                         ---------------- ----------------  ------------- ----------------  -------------
Revenue                                              $ -              $ -            $ -              $ -            $ -

Expenses
General and administrative expenses             (697,261)        (697,261)        (2,688)        (670,045)        (1,874)
Accounting fees                                  (14,797)         (14,797)        (3,300)          (8,797)          (800)
Consulting                                       (29,252)         (29,252)             -          (12,000)             -
Legal fees                                       (50,797)         (50,797)             -          (15,136)             -
Loss on disposal of assets                      (100,446)        (100,446)             -                -              -
Depreciation  expense                                  -                -           (138)               -            (69)
                                         ---------------- ----------------  ------------- ----------------  -------------

Net loss before interest expense
and income taxes                                (892,553)        (892,553)        (6,126)        (705,978)        (2,743)

Interest expense                                       -                -           (391)               -           (229)
                                         ---------------- ----------------  ------------- ----------------  -------------

Net loss before income taxes                    (892,553)        (892,553)        (6,517)        (705,978)        (2,972)

Provision for income taxes                             -                -              -                -              -
                                         ---------------- ----------------  ------------- ----------------  -------------

Net loss                                      $ (892,553)      $ (892,553)      $ (6,517)      $ (705,978)      $ (2,972)
                                         ================ ================  ============= ================  =============

Loss per share
- basic and diluted                              $ (0.00)         $ (0.00)       $ (0.00)         $ (0.00)       $ (0.00)
                                         ================ ================  ============= ================  =============

Weighted average shares outstanding
- basic and diluted                        2,044,812,403    2,044,812,403     11,572,670    2,072,392,403     11,572,670
                                         ================ ================  ============= ================  =============

                 See Notes to the Interim Financial Statements.

                             WEST AFRICA GOLD, INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Years Ended December 31, 2001, 2002, 2003, 2004

                                                             Common   Additional     Stock                   Other
                                       Common Stock          Stock      Paid-in   Subscription Retained  Comprehensive    Total
                                     Shares       Amount   Subscribed   Capital   Receivable   Deficit      Deficit       Equity
                                 --------------------------------------------------------------------------------------------------
Balance at December 31, 2001         4,919,670       $ 49            $ 1,171,963              $(806,436)    $ (397,420)  $(31,844)

Shares issued in April 2002 for
shareholder advances                 6,653,000         67                 33,198                      -              -     33,265

Reclassification adjustment
for losses included in other
comprehensive loss                                                                                             397,420    397,420

Net income for the year ended
December 31, 2002                                                                              (406,924)             -   (406,924)
                                 --------------------------------------------------------------------------------------------------

Balance at December 31, 2002        11,572,670        116              1,205,161             (1,213,360)             -     (8,083)

Shares issued in December 2003
for shareholder advances and
services                             2,000,000         20                    980                      -              -      1,000

Net income at year ended
December 31, 2003                                                                                  1,733             -      1,733
                                 --------------------------------------------------------------------------------------------------


Balance at December 31, 2003        13,572,670        136              1,206,141             (1,211,627)             -     (5,350)

Shares issued in January 2004
for the purchase of all
outstanding stock in a
reverse merger                   2,000,006,400     14,514             (1,206,141)             1,211,627              -     20,000

Shares issued in February 2004
for services valued at $2,500        5,000,000         50                  2,450                                            2,500

Shares sold for cash at $2.50
per share                              480,000          5                119,995     (77,248)                              42,752

Shares issued for consulting
services valued at $40,000
in February 2004                    80,000,000                   800      39,200                                           40,000

Torecord a forward stock split
in May 2004                                       194,401               (194,401)                                               -

Issuance of Subscribed stock                          800       (800)                                                           -


Shares issued for cash of
$750,000 In June 2004                7,500,000        750                749,250                                          750,000

Net loss as of June 30, 2004                                                                                  (877,161)  (877,161)
                                 --------------------------------------------------------------------------------------------------

Balance March 31, 2004           2,106,559,070  $ 210,656    $     -   $ 716,494   $ (77,248)   $     -      $(171,183)  $(27,259)
                                 ==================================================================================================

                 See Notes to the Interim Financial Statements.

                             WEST AFRICA GOLD, INC.
                            STATEMENT OF CASH FLOWS
          For the Six Months Ended June 30, 2004 and 2003 (unaudited)

                                                         Cumulative
                                                         During
                                                         Exploration   June 30,         June 30,
                                                         Stage           2004             2003
                                                        -----------    ----------       --------
Cash Flows from Operating Activities
Net loss                                                   (892,553)     (892,553)        (6,517)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense                                              -             -            138
Loss on disposal of assets                                      446           446
Increase (decrease) in accounts payable                       3,119         3,119         (1,051)
Increase in accrued interest                                      -             -            391
Expenses paid via issuance
                 of common stock                             22,500        22,500              -
                                                         -----------    ----------       --------

Net cash used in operating activities                      (866,488)     (866,488)        (7,039)
                                                         -----------    ----------       --------

Cash Flows from Investing Activities
Issuance of shareholder advance                            (750,000)     (750,000)             -
Repayment of shareholder advance                            713,008       713,008              -
Purchase of mining rights                                   (20,000)      (20,000)             -
                                                         -----------    ----------       --------

Net cash used in investing activities                       (56,992)      (56,992)             -
                                                         -----------    ----------       --------

Cash Flows from Financing Activities
Proceeds from sale of shares                                750,000       750,000              -
Proceeds from shareholder advances                                -             -          7,003
Proceeds from stock subscription receivable                  31,782        31,782              -
                                                         -----------    ----------       --------

Net cash provided by financing activities                   781,782       781,782          7,003
                                                         -----------    ----------       --------

Net increase (decrease) in cash and cash equivalents       (141,698)     (141,698)           (36)

Cash and cash equivalents at December 31, 2003 and 2002       6,575         6,575            688
                                                         -----------    ----------       --------

Cash and cash equivalents at June 30, 2004 and 2003        (135,123)     (135,123)           652
                                                         ===========    ==========       ========

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

          As part of the January 2004 merger the Company acquired a payable of $95,392 to a related party. There were no terms of repayment of this debt and no interest was due. The entire $95,392 was payable at June 30, 2004.

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

     7.   Subsequent Events
          In July 2004 the Company issued 6,000,000 shares of Common stock as appointment incentives for members of the Advisory Committee.

          In August 2004 the Company sold 20,000,000 shares of common stock for $1,000,000. The Company acquired mineral rights in North America in August 2004. (See Note 3)

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

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

                                        WEST AFRICA GOLD, INC.


Date:   November 2, 2004               /s/ Richard Axtell
                                        ------------------
                                            Richard Axtell
                                            President, Secretary and Director