Form 10QSB
period 2004-09-30
WEST AFRICA GOLD INC
filed 2004-12-06
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-24262

                              GREAT WEST GOLD, INC.
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


                              West Africa Gold, Inc.
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 2, 2004: 7,887,071,081 shares of common stock outstanding, $0.0001 par value.

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements............................................. 3

  Item 2. Management's Discussion and Analysis of Financial Condition......11

  Item 3. Control and Procedures...........................................15

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings................................................15

  Item 2. Changes in Securities............................................15

  Item 3. Defaults Upon Senior Securities..................................15

  Item 4. Submission of Matters to a Vote of Security Holders..............15

  Item 5. Other Information................................................15

  Item 6. Exhibits and Reports on Form 8-K.................................15

Signature..................................................................16


Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                             GREAT WEST GOLD, INC.
                                 BALANCE SHEET
                         September 30, 2004 (Unaudited)



                                        ASSETS


Current Assets
Cash                                                                                                     $ 269
Prepaid expenses                                                                                     2,285,714
                                                                                              -----------------

Total current assets                                                                                 2,285,983
                                                                                              -----------------


Deferred tax asset (net)                                                                                     -
                                                                                              -----------------


Total assets                                                                                       $ 2,285,983
                                                                                              =================

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable                                                                                       $ 8,865
Investor advance                                                                                        95,392
Related party payable                                                                                3,268,122
                                                                                              -----------------

Total current liabilities                                                                            3,372,379
                                                                                              -----------------

Commitments and Contingencies

Stockholders' Deficit
Common stock, $.0001 par value, 10,000,000,000 shares
authorized, 6,472,559,070 shares  issued and outstanding                                               647,256
Stock issued for prepaid consulting expense                                                         (4,520,000)
Stock subscription receivable                                                                          (77,248)
Additional paid-in-capital                                                                           8,784,494
Deficit accumulated during exploration stage                                                        (5,920,898)
                                                                                              -----------------

Total stockholders' deficit                                                                         (1,086,396)
                                                                                              -----------------

Total liabilities and stockholders' deficit                                                        $ 2,285,983
                                                                                              =================

                 See Notes to the Interim Financial Statements.

                            WEST AFRICA GOLD, INC.
             STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
     For the Nine Months and the Three Months Ended September 30, 2004, and 2003
                                  (unaudited)



                                               Cumulative
                                                 During              For the Nine Months Ended         For the Three Months Ended
                                               Exploration                September 30,                        September 30,
                                                  Stage             2004               2003               2004            2003
                                            ---------------   ---------------    ---------------   ---------------   ---------------
Revenue                                       $          -      $          -      $           -    $            -      $          -

Expenses
General and administrative expenses             (2,667,876)       (2,667,876)            (3,617)       (1,870,615)             (929)
Accounting fees                                    (16,297)          (16,297)            (4,300)           (1,500)           (1,000)
Consulting                                         (41,688)          (41,688)                 -           (12,436)
Legal fees                                         (59,199)          (59,199)                 -            (8,402)
Exploration costs                               (3,135,838)       (3,135,838)                 -        (3,135,392)                -
Depreciation  expense                                    -                 -               (207)                -               (69)
                                            ---------------   ---------------    ---------------   ---------------   ---------------

Net loss before interest expense
and income taxes                                (5,920,898)       (5,920,898)            (8,124)       (5,028,345)           (1,998)

Interest expense                                         -                 -               (689)                -              (298)
                                            ---------------   ---------------    ---------------   ---------------   ---------------

Net loss before income taxes                    (5,920,898)       (5,920,898)            (8,813)       (5,028,345)           (2,296)

Provision for income taxes                               -                 -                  -                 -                 -
                                            ---------------   ---------------    ---------------   ---------------   ---------------

Net loss                                      $ (5,920,898)     $ (5,920,898)     $      (8,813)   $   (5,028,345)     $     (2,296)
                                            ===============   ===============    ===============   ===============   ===============

Loss per share
- basic and diluted                           $      (0.00)     $      (0.00)     $       (0.00)   $        (0.00)     $      (0.00)
                                            ===============   ===============    ===============   ===============   ===============

Weighted average shares outstanding
- basic and diluted                          2,520,394,626     2,520,394,626         11,572,670     3,471,559,070        11,572,670
                                            ===============   ===============    ===============   ===============   ===============

                 See Notes to the Interim Financial Statements.

                             WEST AFRICA GOLD, INC.
                             STATEMENT OF CASH FLOWS
           For the Nine Months Ended September 30, 2004 and 2003
                                  (unaudited)

                                                                     Cumulative
                                                                        During
                                                                     Exploration
                                                                        Stage                  Sept. 30, 2004        Sept. 30, 2003
                                                                   -----------------          -----------------    -----------------
Cash Flows from Operating Activities
Net loss                                                                 (5,920,898)                (5,920,898)             (8,813)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense                                                              -                          -                 207
Exploration costs                                                         3,135,838                  3,135,838
Increase in accounts payable                                                  7,464                      7,464                 186
Increase in related party payable                                         3,268,122                  3,268,122
(Increase) in pre-paid expenses                                          (2,285,714)                (2,285,714)
Increase in accrued interest                                                      -                          -                 689
Expenses paid via issuance
                 of common stock                                             27,100                     27,100                   -
                                                                   -----------------          -----------------    -----------------
Net cash used in operating activities                                    (1,768,088)                (1,768,088)             (7,731)
                                                                   -----------------          -----------------    -----------------
Cash Flows from Investing Activities
Issuance of shareholder advance                                          (1,750,000)                (1,750,000)                  -
Repayment of shareholder advance                                          1,750,000                  1,750,000                   -
Purchase of mining rights                                                   (20,000)                   (20,000)                  -
                                                                   -----------------          -----------------    -----------------
Net cash used in investing activities                                       (20,000)                   (20,000)                  -
                                                                   -----------------          -----------------    -----------------
Cash Flows from Financing Activities
Proceeds from sale of shares                                              1,750,000                  1,750,000                   -
Proceeds from shareholder advances                                                -                          -               7,666
Proceeds from stock subscription receivable                                  31,782                     31,782                   -
                                                                   -----------------          -----------------    -----------------
Net cash provided by financing activities                                 1,781,782                  1,781,782               7,666
                                                                   -----------------          -----------------    -----------------
Net increase (decrease) in cash and cash equivalents                         (6,306)                    (6,306)                (65)

Cash and cash equivalents at December 31, 2003 and 2002                       6,575                      6,575                 688
                                                                   -----------------          -----------------    -----------------
Cash and cash equivalents at September 30, 2004 and 2003                        269                        269                 623
                                                                   =================          =================    =================

Supplementary Information and Non Cash Transactions
During the nine and three months ended September 30, 2004 and 2003, no amounts were paid for interest or income taxes.

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

In July 2004 the Company issued 6,000,000 shares of its common stock for advisory services of $600.

In September 2004 the Company issued 20,000,000 shares of its common stock for advisory services of $2,000.

In September 2004 the Company issued 20,000,000 shares of its common stock for legal services of $2,000.

In September 2004 the Company issued 4,000,000,000 shares of its common stock for the acquisition of Western Gold Limited and Golden Sierra Limited for a total value of $3,000,000.

In September 2004 the Company issued 300,000,000 shares of its common stock for a future consulting agreement with a related party valued at $4,500,000.

                 See Notes to the Interim Financial Statements.

                             WEST AFRICA GOLD, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                         September 30, 2004 (unaudited)

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

         Exploration Stage Company
         In January 2004 the Company was acquired by three foreign companies in a reverse merger. (See Note 2). Since Adven, Inc. was a dormant company, and West Africa Gold, Inc (the surviving company from the reverse merger) is expanding its activities into mining in West Africa and North America, the Company is in the exploration stage.

         Going Concern
         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years and currently has no source of operating income. Although in February 2004 480,000 common shares were sold for $120,000 (see Note 4), and in June 2004 a further 7,500,000 shares were sold for $750,000, and in August 2004 a further 20,000,000 shares were sold for $1,000,000 the Company's cash flow and existing credit may be insufficient to fund the Company's cash flow needs based on the expenses expected to be incurred during the next year.

                             WEST AFRICA GOLD, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                         September 30, 2004 (unaudited)


2.       Acquisitions
         On January 7, 2004, the Company issued 2,000,000,640 shares of its common stock for the purchase of 100% of the voting stock of Barnard Castle Limited, Valley Forge Limited, and Steinbeck Limited (Barnard, Valley and Steinbeck). The acquisition was made for the purpose of acquiring certain rights to prospect for minerals in certain concession areas in the Republic of Mali. The Company changed its name to West Africa Gold, Inc. The acquisition is being treated as a reverse merger, for accounting purposes, as there was a change in control of the Company. In the reverse merger, the Company recapitalization of the stockholder's equity, the prior accumulated deficit ($1,211, 627) was offset to the additional paid in capital and common stock.

         On September 15, 2004, the Company issued 4,000,000,000 shares of its common stock for the purchase of 100% of the voting stock of Western Gold Limited and Golden Sierra Limited. The acquisition was made for the purpose of acquiring certain rights to prospect for minerals in North America. As part of the acquisition, $3,000,000 in mining rights acquired were written-off as a loss on disposal of assets.

3.       Mining Interests
         The Company acquired mining rights valued at $100,000 as part of the merger. As the Company is in the exploration stage, the mining rights will be written off as exploration costs.

         In August 2004 the Company acquired mining rights in North America. As of September 30, 2004, the Company paid $20,000 as an advance related to this acquisition. (See Note 7).

4.       Stock Subscriptions Receivable
         In February 2004 a related party purchased 480,000 common shares for $120,000. The balance due from the investor at September 30, 2004, was $77,248.

                             WEST AFRICA GOLD, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                         September 30, 2004 (unaudited)


5.       Capital Stock
         In January 2004 the Company issued 2,000,000,640 shares of its common stock with $0.0001 par value, for all the outstanding stock of Barnard, Valley and Steinbeck in a reverse merger.

         In February 2004 the Company issued 5,000,000 common shares at par of $0.0001 for legal fees of $2,500.

         Also in February 2004 the Company sold 480,000 common shares valued at $0.25 per share for a subscription receivable of $120,000.

         In April 2004 the Company issued 80,000,000 common shares valued at par of $0.0001 for consulting fees valued at $40,000.

         In May 2004 there was a 1:10 forward stock split.

         In June 2004 the Company sold 7,500,000 shares for a receivable of $750,000.

         In July 2004 the Company issued 6,000,000 shares valued at par for consulting fees valued at $600.

         In August 2004 the Company sold 20,000,000 shares for cash for $1,000,000.

         In September 2004 the Company issued 20,000,000 shares valued at par for consulting fees valued at $2,000.

         In September 2004 the Company issued 4,000,000,000 shares valued at $.00075 per share for a total value of $3,000,000 for the acquisition of Western Gold Limited and Golden Sierra Limited (see Note 2).

         In September 2004 the Company issued 20,000,000 shares valued at par for legal services valued at $2,000.

         In September 2004 the Company issued 300,000,000 shares valued at $.015 per share valued at $4,500,000 in respect to a consulting agreement with a related party under Regulation S-8. (Note 6)

                             WEST AFRICA GOLD, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                         September 30, 2004 (unaudited)


6.       Related Party Transactions
         The company rented office space on a month-to-month basis from an officer in order to perform administrative functions. For the nine months ended September 30, 2004, rent of $1,376 was expensed.

         In February 2004 the Company sold 480,000 common shares for a stock subscription of $120,000. As of June 30, 2004, the amount due to the Company is $77,248.

         In June 2004, the Company sold 7,500,000 shares of stock for $750,000. This amount was transferred to a related party and all current liabilities were paid by the related party.

         In July 2004 the Company issued 6,000,000 shares valued at par for consulting fees valued at $600 to a related party.

         In August 2004 the Company sold 20,000,000 shares for cash for $1,000,000. This amount was transferred to a related party for the payment of operating expenses.

         In September 2004 the Company issued 20,000,000 shares valued at par for consulting fees valued at $2,000 to a related party.

         In September 2004 the Company issued 300,000,000 shares valued at $.015 per share valued at $4,500,000 in respect to a consulting agreement with a related party under Regulation S-8

                             WEST AFRICA GOLD, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                         September 30, 2004 (unaudited)


         A related party pays the operating expenses incurred by the Company. For the nine months ended September 30, 2004 the related party amount payable was $3,268,122. There were no terms of repayment of this debt and no interest was due.

7.       Subsequent Events
         In October 2004 the Company issued 100,000,000 shares of Common stock for cash valued at $.02 per share for a total amount of $2,000,000.

         In October 2004 the Company paid a 20% stock dividnend.

         In October 2004 the Company changed its name to Great West Gold, Inc.

         In November 2004 the Company issued 480,000,000 shares of Common stock for cash valued at $.005 per share for a total amount of $2,400,000.

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

Total estimated pre-op capex (expl. budget)- $63,300.00

FIELD WORK CAPEX -

A.- EXPLORATION PROGRAM - ( Preliminary ) -

An in-depth preliminary geological survey will be initiated by a local Geological Team and Management to include the following:

All exploration work shall be conducted in a manner such that data obtained can be readily transported to conventional mine modeling and analysis systems. All exploration work shall be designed to conform to a data standard that allows the greatest possible ease of translation and conversion such that incidental costs of data processing can be minimized. All data processing shall be computed on JV partner's systems and no third parties shall have access to the databases or the raw data input streams.

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

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

          (b) Reports of Form 8-K

          On September 15,2004, the Company filed an 8K based on the acquisition of two companies.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WEST AFRICA GOLD, INC.


Date:   December 6, 2004                /s/ Richard Axtell
                                        --------------------------------
                                        Richard Axtell
                                        President, Secretary and Director


                                       16
\