Form 10KSB
period 2004-12-31
WEST AFRICA GOLD INC
filed 2005-06-16
CIK 802206

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-KSB

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number 000-24262
                            ------------------------

                              GREAT WEST GOLD, INC.
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price as of December 31, 2004:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 9,861,754,440 shares of Common Stock, $0.001 Par Value, as of June 15, 2005.

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

Pursuant to the Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Barnard. Valley Forge and Steinbeck for 200,000,640 shares of common stock of the Company. Pursuant to the Agreement, Barnard, Valley Forge and Steinbeck became wholly owned subsidiaries of the Company. Barnard, Valley Forge and Steinbeck control, in the aggregate, seventy (70%) percent of Toubikoto, Manianguiti, In Darset, Anefis and Touban, being the gold mining prospects in Mali. Through this Agreement the Company acquired certain rights to prospect for minerals in certain concession areas in the Republic of Mali. Five projects are considered, namely Toubikoto (Gold), Manianguinti (Gold), In Darset (Gold, Base Metals), Anefis (Gold, Base Metals) and Touban (Nickel, Copper, pge's). The five projects are in three areas, viz., south-west, north and south-east of Mali. The Company has with immediate effect terminated its involvement in the five Malian Mining Projects in order to focus on its Gold Projects in Arizona, USA, acquired in September 2004.

On September 9, 2004, pursuant to a Stock Purchase Agreement between us, and all of the shareholders of Golden Sierra Limited ("Golden Sierra"), a Gibraltar company, we acquired all of the shares of Golden Sierra from the Golden Sierra Shareholders in consideration for the issuance of a total of 2,000,000,000 shares of West Africa Gold, Inc. to the Golden Sierra Shareholders. Golden Sierra controls one hundred (100%) percent of certain mineral rights relating to the Mockingbird and Great West project areas. These project areas are comprised of four claim groups spread over 2,500 acres in Mohave County consisting of gold mining properties in Arizona. Pursuant to the Agreement, Golden Sierra became our wholly owned subsidiary. The Acquisition was approved by the unanimous consent of our Board of Directors on September 9, 2004.

Also on September 9, 2004, pursuant to a Stock Purchase Agreement between us, and all of the shareholders of Western Gold Limited ("Western Gold"), a Gibraltar company, we acquired all of the shares of Western Gold from the Western Gold Shareholders in consideration for the issuance of a total of 2,000,000,000 shares of West Africa Gold, Inc. to the Western Gold Shareholders. Western Gold controls 100 percent of certain mineral rights relating to the Bouse property in Arizona, comprised of 12 placer claims spread over 1,300 acres in La Paz County. Pursuant to the Agreement, Western Gold became our wholly owned subsidiary. The Acquisition was approved by the unanimous consent of our Board of Directors on September 9, 2004. Golden Sierra controls one hundred

(100%) percent of Mockingbird, Great West, Hall (Dandy), and Pocahontas, being the gold mining prospects in Mohave County, Arizona. The Mockingbird Project contains a new and important type of gold deposit, a "detachment fault" deposit (first recognized as a separate form of gold deposit in the 1980s), the best example of which is Copperstone.

Western Gold controls 100 percent of certain mineral rights relating to the Bouse property in Arizona. These mineral rights consist of twelve placer claims spread over 1,300 acres in La Paz County, located just north of the Plomosa Fault and include the Little Butte, Flat Fault, and Arrastre projects.

The Company is now "hiving off" these two Arizona Gold Mining Projects into two new separate companies. These companies will operate independently of each other but remain under the control of Great West Gold, Inc.


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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, by West Africa Gold during the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. PRICE RANGE OF COMMON SHARES

The Common Shares of Great West Gold, Inc. are listed on the NASD Over-the-Counter Bulletin Board under the symbol GWGO. The following table summarizes trading in the Company's common stock, as provided by quotations published by the OTC Bulletin Board for the periods as indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended                     High Bid                  Low Bid

March 31, 2003                    0.10                      0.01
June 30, 2003                     0.10                      0.01

September 30, 2003                0.45                      0.10
December 31, 2003                 0.46                      0.45
March 31, 2004*
June30, 2004*
September 30, 2004*
December 31, 2004*

* The quotation bids were not reported, as the bids were all under $0.01.

As of June 15, 2005, there were over 450 holders of record of the Company's common stock, that does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

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

ITEM 6: MANAGEMENT DISCUSSION AND PLAN OF OPERATIONS

The Company has terminated its involvement in the five Malian Mining Projects in order to focus on its Gold Projects in Arizona, USA, acquired in September 2004.

Pursuant to the Stock Purchase Agreements, we acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Golden Sierra and Western Gold in exchange for a total of 4,000,000,000 shares of our common stock. Pursuant to the Agreement, Golden Sierra and Western Gold became our wholly owned subsidiaries.

Golden Sierra

Golden Sierra controls one hundred (100%) percent of Mockingbird, Great West, Hall (Dandy), and Pocahontas, being the gold mining prospects in Mohave County, Arizona.

The Mockingbird mineralisation is tectonically and structurally controlled, an important feature which may not have received sufficient attention from previous owners of the property. Mockingbird is an historic gold producer, with some 15,000 ounces from high-grade ore at an average grade of 0.8 oz/ton being produced. Most of this production was from the Mockingbird Mine itself, the centerpiece of the Company's present land position. Other mines which produced gold at this location included the Great West, the Hall (Dandy) and the Pocahontas Mines, all of which are included in the Company's property.

The Mockingbird Project contains a new and important type of gold deposit, a "detachment fault" deposit (first recognized as a separate form of gold deposit in the 1980s), the best example of which is Copperstone. This was the biggest gold discovery in Arizona in the past 50 years. Cyprus Gold profitably mined the 500,000 oz open pit Copperstone resource during the 1980s. Based on underground drilling by the American Bonanza company, it is likely that the underground high-grade resource at Mockingbird is even larger.

The Company's mining title consists of 2,500 acres of mineral rights comprising a number of federal claims with 3 lode deposits and 16 placer deposits, as well as the Mockingbird Claims. Significantly, these include the 4 existing mines - Mockingbird, Great West, Hall (Dandy) and Pocahontas, all of which contributed significantly to the past gold production in this important gold producing mining district.

Mineralization is found both in quartz veins and in breccia zones hosted by steep faults, with the mines located along north-west to east-west striking, north-dipping to flat quartz veins containing specular hematite, oxidized copper and free gold. The nature of these structures and associated mineralization suggest even further potential for a major detachment fault-associated gold/copper deposit, similar to the proven and mined Copperstone and Mesquite deposits.

The Mockingbird Project area therefore has the potential for the development of a large gold reserve. Anaconda estimated a deposit at Mockingbird of at least 10 million tons grading 0.05 to 0.1 oz/ton gold, with additional resources of silver and copper, putting the potential deposit size in the range of 500,000 to 1,000,000 ounces of gold, approximately the same size as Copperstone. The Anaconda estimate is corroborated by US Geological Survey Open File Report 92-002 and the Arizona Department of Mines and Mineral Resources.

Western Gold

Western Gold controls 100 percent of certain mineral rights relating to the Bouse property in Arizona. These mineral rights consist of twelve placer claims spread over 1,300 acres in La Paz County, located just north of the Plomosa Fault and include the Little Butte, Flat Fault, and Arrastre projects.

The 1,300 acre Bouse gold (silver - copper) property situated in the La Paz area of western Arizona, USA, near the California border.

The mineralising event at Bouse was a mid-Tertiary epithermal event, causing complex mineralisation of gold, fluorite, barite, and associated metals into previous copper-specularite mineralisation. The prime cause was regional crustal extension along the Plomosa Fault, just north of the Plomosa Mountains, which has now been identified as a detachment fault. The "detachment fault" style of deposit is best seen at Copperstone, the biggest gold discovery in Arizona in the past 50 years, where 500,000 ounces of gold were profitably by Cyprus Gold in the open pit there. The Mesquite mine is another of this type.

Mineralisation at Bouse is located primarily below the fault trace, in the lower plate, in pre-Cambrian rocks older than 1 billion years. Mineralization is found both in steeply dipping quartz veins and in laterally extensive breccia zones. The nature of these structures and associated mineralization over almost all of the 1,300 acres suggest further potential for major detachment fault gold deposits, and other deposits associated with this style of mineralisation.

The Bouse area is an historic gold producer, with the Little Butte open pit and underground mines as known producers. Importantly, the historical grade recovered here averaged over 0.4 oz/ton. Around 2/3 of this production was from the Little Butte Mine, where the Arizona Department of Mines and Mineral Resources has recorded that the results of a 16-hold drilling programme showed about 5 million tons of inferred ore grading between 0.05 and 0.30 oz/ton.

Others areas of interest within the Company's 1,300 acres are the Brindle Claims, the high grade Arrastre Mine, the Blue Slate Mine and the Flat Fault Mine.

The Company is now "hiving off" its Arizona Gold Mining Projects, Sierra Gold and Western Gold into two new separate companies. These companies will operate independently of each other but remain under the control of Great West Gold, Inc.

The two new mining companies will each raise capital from external sources to fund the Company's mining plans for these projects. It is anticipated that this will result in an acceleration of the Company's plans to bring these Gold Mining Projects to production.

Berlin-Bremen Stock Exchange

The Company's shares were admitted for trading on the Berlin-Bremen Stock Exchange by a Broker without the knowledge, approval or cooperation of the Company. Our Corporate Counsel has demanded that the company's shares be delisted from the Berlin-Bremen Stock Exchange with immediate effect. We have taken this action because they have never asked for any information or contacted our Company in any regard, and therefore we are convinced that someone other than our Company had an interest to have our shares traded on this exchange. We have deemed this to not be in the best interest of our Company and our shareholders as this abuse is now very widespread and is used only for the purposes of the short selling of Company's stock, a practice which is illegal. The rash of naked shorting is rumored to now being orchestrated through this unregulated exchange. We believe that the constant selling pressure on our shares in the market for some time, despite positive news, is linked to this unauthorized listing.

We are reliant upon Sloane Holdings Limited ("Sloane") for our funding; and should Sloane elect not to extend additional funds to us, we will not be in a position to develop our mining concessions without raising additional funding. Furthermore, the delay in funding may impact upon our ability to complete our planned restructuring; and should that not take place, we will not be in a position to develop our mining concessions.

ITEM 7. FINANCIAL STATEMENTS

                              GREAT WEST GOLD, INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


                                Table of Contents


Report of Independent Registered Public Accountants....................................       F - 2

Balance Sheet .........................................................................       F - 3

Statements of Operations ..............................................................       F - 4

Statements of Changes in Stockholders' Equity..........................................       F - 5

Statements of Cash Flows ..............................................................       F - 6

Notes to Financial Statements..........................................................       F - 7 -13

             Report of Independent Registered Public Accounting Firm



To The Shareholders and Board of Directors of Great West Gold, Inc.

     We have audited the accompanying balance sheet of Great West Gold, Inc. (an exploration stage company) as of December 31, 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the period January 7, 2004 (inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great West Gold, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the period January 7, 2004 through December 31, 2004 in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company's need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jewett, Schwartz, & Associates

Hollywood, FL
May 25, 2005

                                  GREAT WEST GOLD, INC.
                             (An Exploration Stage Company)
                                      BALANCE SHEET

                                                                                                      December 31,
                                                                                                          2004
                                                                                                   -------------------

                                         ASSETS

Cash                                                                                                   $            -

   Total Current Assets                                                                                             -
                                                                                                   -------------------

TOTAL ASSETS                                                                                           $            -
                                                                                                   ===================


                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable                                                                                     $       34,006
  Related party payable                                                                                       555,101
                                                                                                   -------------------

     TOTAL LIABILITIES                                                                                        589,107
                                                                                                   -------------------

STOCKHOLDERS' DEFICIENCY
Common Stock - $.0001 par value; 2,000,000,000,000 shares authorized;
8,367,071,045 issued and outstanding                                                                          836,707
Additionial paid-in capital                                                                                11,973,798
Accumulated deficit                                                                                       (13,399,612)
                                                                                                   -------------------

     TOTAL STOCKHOLDERS' DEFICIENCY                                                                          (589,107)
                                                                                                   -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                         $            -
                                                                                                   ===================

The Accompanying Notes are an Integral Part of the Financial Statements

                              GREAT WEST GOLD, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                           For the period from
                                               Year ended December 31,     Year ended December 31,   January 7, 2004 to December 31,
                                                      2004                          2003                           2004
                                              -----------------------     -------------------------  -------------------------------
Revenues                                               $           -                  $          -                   $           -

OPERATING EXPENSES
General and administrative                                 5,415,370                             -                       5,415,370
Accounting                                                    27,047                             -                          27,047
Consulting                                                 4,595,966                             -                       4,595,966
Legal                                                         70,445                             -                          70,445
Exploration                                                3,290,784                             -                       3,290,784
                                              -----------------------     -------------------------  -------------------------------

Total Operating Expenses                                  13,399,612                             -                      13,399,612

NET LOSS FROM OPERATIONS                                 (13,399,612)                 $          -                   $ (13,399,612)
                                              -----------------------     -------------------------  -------------------------------


INCOME TAXES                                                       -                             -                               -
                                              -----------------------     -------------------------  -------------------------------

NET LOSS                                               $ (13,399,612)                 $          -                   $ (13,399,612)
                                              -----------------------     -------------------------  -------------------------------

Net loss per share - basic and diluted                 $       (0.00)                 $          -                   $       (0.00)
                                              =======================     =========================  ===============================

Weighted average number of shares
outstanding - basic and diluted                        2,971,962,875                    67,850,000                   2,971,962,875
                                              =======================     =========================  ===============================

The Accompanying Notes are an Integral Part of the Financial Statements

                              GREAT WEST GOLD, INC.
                         (An Exploration Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY




                                                   Common Stock 2,000,000,000,000
                                                         shares authorized              Accumulated
                                                  ------------------------------------  Additional         Deficit
                                                       Shares       Par Value            Paid-in         During the
                                                       Issued      $.0001 per share      Capital      Exploration stage      Total
                                                  ---------------- ----------------  ---------------  -----------------   ----------
BEGINNING BALANCE - December 31, 2003                 1,357,267             136      $  1,206,141     $   (1,211,627)  $     (5,350)

    Common stock issued in revese merger            200,000,640          20,000           (20,000)                 -               -

    Recapitalization adjustments in connection
    with reverse merger                                                                (1,207,222)         1,211,627          4,405

    Common stock issued in exchange for
    legal services                                      500,000              50             2,000                  -          2,050

    Issuance of common stock at $2.5 per share           48,000               5           119,995                  -        120,000

    Issuance of common stock in exchange for
    consulting services                               8,000,000             800            32,000                  -         32,800

    10 to 1 Forward stock split                   1,889,153,280         188,915          (188,915)                 -              -

    Issuance of common stock at $.10
    per share                                         7,500,000             750           749,250                  -        750,000

    Issuance of common stock in exchange
    for consulting services                          26,000,000           2,600                 -                  -          2,600

    Issuance of common stock for exploration
    costs                                         4,000,000,000         400,000         2,600,000                  -      3,000,000

    Issuance of shares in exchange for
    legal services                                   20,000,000           2,000                 -                  -          2,000

    Issuance of shares in exchange for
    consulting services                             320,000,000          32,000         4,470,000                  -      4,502,000

    Issuance of common stock at $.02
    per share                                       100,000,000          10,000         1,990,000                  -      2,000,000

    5 to 1 Forward stock split                    1,314,511,858         131,451          (131,451)                 -              -

    Issuance of common stock at $.005
     per share                                      480,000,000          48,000         2,352,000                  -      2,400,000

    Net Loss                                                  -               -                 -        (13,399,612)   (13,399,612)
                                                ---------------   --------------    --------------    ---------------  -------------

BALANCE - DECEMBER 31, 2004                       8,367,071,045   $     836,707      $ 11,973,798      $ (13,399,612)  $   (589,107)
                                                ===============   ==============    ==============    ===============  =============

The Accompanying Notes are an Integral Part of the Financial Statements

                              GREAT WEST GOLD, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                            For the period from
                                                                    Year Ended December 31,                   January 7, 2004
                                                       ---------------------------------------------------   to December 31,
                                                                2004                        2003                 2004
                                                       -----------------------      ----------------------  -----------------
Cash Flows from Operating Activities
   Net loss                                                     $ (13,399,612)           $              -        (13,399,612)
   Depreciation expense
   Issuance of common stock for services                            7,541,450                           -          7,541,450
  Adjustments to reconcile net loss to cash
  flows from operating activities:
Decrease in other current assets                                         (945)                                          (945)
     Increase (decrease) in accounts payable                           34,006                           -             34,006
     Increase in related party payable                                555,101                           -            555,101
                                                       -----------------------      ----------------------  -----------------

   Net cash used by operating activities                           (5,270,000)                          -         (5,270,000)
                                                       -----------------------      ----------------------  -----------------

Cash Flows from Investing Activities
   Net cash used by investing activities                                    -                           -                  -
                                                       -----------------------      ----------------------  -----------------

Cash Flows from Financing Activities
   Issuance of common stock                                         5,270,000                           -          5,270,000
                                                       -----------------------      ----------------------  -----------------

   Net cash provided by financing activities                        5,270,000                           -          5,270,000
                                                       -----------------------      ----------------------  -----------------

Change in Cash                                                              -                           -                  -

Cash - Beginning of year                                        $           -            $              -        $         -
                                                       -----------------------      ----------------------  -----------------

Cash - End of year                                              $           -            $              -        $         -
                                                       =======================      ======================  =================

Supplemental Disclosures:

Interest paid                                                   $           -            $              -        $         -
                                                       =======================      ======================  =================
Income taxed paid                                               $           -            $              -        $         -
                                                       =======================      ======================  =================
Issuance of common stock for consulting
services and exploration costs                                  $   7,541,450            $              -        $ 7,541,450
                                                       =======================      ======================  =================

The Accompanying Notes are an Integral Part of the Financial Statements

                              Great West Gold, Inc.

                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 1 - NATURE OF OPERATIONS

Organization and Capitalization

In January, 2004 the Company purchased 100% of the voting stock of Barnard Castle Limited, Valley Forge Limited, and Steinbeck Limited ("Barnard, Valley, Steinbeck"). The acquisition was made for the purpose of acquiring certain rights to prospect for minerals in certain concession areas in the Republic of Maki. The Company changed its name from Adven, Inc. to West Africa Gold, Inc. In November 2004 the Company changed its name to Great West Gold, Inc.

The Company issued 200,000,640 shares of its common stock with a par value of $.001, for all the outstanding stock of Barnard, Valley and Steinbeck. The transaction has been recorded as a reverse acquisition.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred losses from exploration activities totaling approximately $13,000,000 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. The Company may seek to obtain short-term loans from its directors as a way of funding cash flow requirements for the next twelve months. Management has plans to seek additional capital through a private placement or public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern. To the extent management's plans are unsuccessful in circumventing the going concern uncertainty; the Company will cease all operations and no longer continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              Great West Gold, Inc.

                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

The Company's future capital requirements will depend on many factors, including costs of exploration of the Property, cash flow from operations, costs to complete mine production, if warranted, and competition and global market conditions. The Company's anticipated recurring operating losses and growing working capital needs will require that it obtain additional capital to operate its business. Further, the Company does not have sufficient funds on hand to complete the exploration of the Property.

The Company will depend almost exclusively on outside capital to complete the exploration of the Property. Such outside capital may include the sale of additional common stock and/or commercial borrowing. There can be no assurance that capital will be available as necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a significant dilution in the equity interests of its current stockholders. The Company does not have any arrangements in place for any future equity financing.

Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Securities and Exchange Commission Guide No. 7.

                              Great West Gold, Inc.

                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. Costs related to site restoration programs will be accrued over the life of the project. To date the Company has not established any proven reserves on its mineral properties.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure,' which allows entities to provide pr forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 has been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

                              Great West Gold, Inc.

                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

Loss Per Share

The Company computed basic and diluted loss per share amounts for December 31, 2004 and 2003 pursuant to the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2004 and 2003 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Practice Bulletin ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion).

This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued

                              Great West Gold, Inc.

                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS No. 144 in the fiscal year ending October 31, 2002. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.

Recent Authoritative Pronouncements

Other-Than-Temporary Impairment of Investments

In March 2004, the EITF of the FASB reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. As of December 31, 2004, the Company determined that EITF 03-01 had no impact on its consolidated financial statements.

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF 04-08"), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF 04-08 did not impact earnings per share in 2004.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

                              Great West Gold, Inc.

                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


SFAS 123(R) replaces SFAS 123 and is effective as of the first interim period beginning after June 15, 2005. Based on the number of shares and awards outstanding as of December 31, 2004 (and without giving effect to any awards which may be granted in 2005), we expect that the adoption of SFAS 123(R) will have no material impact to the financial statements.

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin ("APB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123(R)"), "Share-Based Payment." This statement replaces SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company does not expect the adoption of this SFAS 123(R) to have a material impact relating to outstanding options/warrants since a majority of the awards granted at December 31, 2004 will be fully vested prior to our adoption.

NOTE 3 - SUBSEQUENT EVENT

In March, 2005 the Company recorded a 25% stock dividend on all the issued and outstanding common shares.

NOTE 4- INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of December 31, 2004.

                              Great West Gold, Inc.

                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


There was no income tax expense for the years ended December 31, 2004 and 2003 due to the Company's net losses.

The Company's tax expense (benefit) differs from the "expected" tax expense (benefit) for the years ended December 31, 2004 and 2003 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                     2004              2003
                                                  -----------     --------------
    Computed "expected" tax expense (benefit)     $   (  -  )     $  (    -    )
    Benefit of operating loss carryforwards              -                -
                                                  -----------     --------------
                                                  $      -        $       -
                                                  ===========     ==============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

           Deferred tax assets:                               2004
                                                        ----------------
           Current deferred tax assets                  $             -
           Net operating loss carryforward                    5,200,000
                                                        ----------------
           Total gross deferred tax assets                    5,200,000
           Less valuation allowance                          (5,200,000)
                                                        ----------------
           Net deferred tax assets                      $             -
                                                        ================

The Company has a net operating loss carryforward of approximately $13,000,000 available to offset future taxable income through 2025 which may be subject to various Internal Revenue Code limitations.

The valuation allowance at December 31, 2004 was $5,200,000. The net change in valuation allowance during the year ended December 31, 2004 was an increase of $ 5,200,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 1, 2004, Mark Bailey and Company, Ltd ("Bailey & Co.") resigned as independent auditor for the Company due to the fact that Bailey and Co. could no longer provide the level of service required for the Company. On February 8, 2005, the Company engaged Jewett Schwartz & Associates ("Jewett") as its principal independent accountant. This decision to engage Jewett was ratified by the majority approval of the Board of Directors of the Company.

Management of Great West Gold, Inc. is unaware of any disagreements with Bailey & Co. related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the most recent fiscal year and any subsequent interim period through Bailey & Co.'s resignation on December 1, 2004, there has been no disagreement between the Company and Bailey & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Bailey & Co. would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

Our new accountant is Jewett Schwartz & Associates in Hollywood, Florida. We do not presently intend to change accountants. At no time have there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Richard Axtell, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation
Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Critical Accounting Policies
----------------------------

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 9 - DIRECTORS, EXECUTIVES

Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a)  Directors and Executive Officers



NAME                      AGE          POSITION          1st Year with Company
---------                ------      -------------     -------------------------
Richard Mark Axtell        42       President, CEO               2004
                                    CFO, Secretary
                                    Director

Business Experience

RICHARD MARK AXTELL

Richard Axtell has been President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company since January 7, 2004. Mr. Axtell is a change management professional with over 17 years experience in the development and implementation of strategic plans. From 2000 - 2003, Mr. Axtell was the General Manager of Regus PLC where he reported to the group CEO and assumed a senior "trouble shooting" position with responsibility for the groups most challenged markets. In the first year he was based in Eastern Europe with Managing Director responsibilities for this long term problem region and the targeted turn-round expectation was 12 months. In the second year he was brought into London to protect and grow the groups most (revenue and EBIT) valuable business during the hardening of the B2B markets.

From 1997 - 2000, he was the Chief Executive Officer of Essential Beverage Holdings Limited. Mr. Axtell was based in South Africa where he was brought in to control group holdings board and was appointed to achieve business growth through a logical restructure program. Mr. Axtell turned the organization into a public listed company and raised capital to fund future expansion programs.

ADVISORY COMMITTEE

MICHAEL SANER

Michael Saner has over 36 years of post-graduate experience in all aspects of the business of mineral and resource exploration, assessment, feasibility, development, operation, investment and finance of minerals beneficiation and other projects covering a wide range of commodities and deposit types with on-the-ground experience in 23 countries and while holding positions ranging from Geological Field Assistant to Managing Director of unlisted and stock exchange-listed companies.

Michael's consulting to the Company is in connection .with the exploration, development, assessment, marketing, and management of mineral resource projects. Experienced exploration and mine geologists, surface and underground mining engineers, materials process development engineers, and marketing and economics professionals are available on an associate basis to assist in undertaking detailed project assessments and operational planning to meet the industry's highest standards in a wide variety of mineral commodities. This includes regional and detailed field exploration investigations, project evaluations, pre-feasibility and feasibility study assessments (to "bankable" document and "Competent Person's" standards, as required), financial structuring, project development, implementation, and operational management.

Michael's Capabilities lie in minerals project planning, design and management covering an integrated field of geological services, open pit, quarry and mine design, metallurgical testwork, plant and materials handling design, feasibility studies, economic evaluation, investment analysis, financial structuring, marketing studies, planning and permitting, environmental assessment as well as strategic analysis, assessment and recommendations and project implementation.

The location of completed assignments ranges from the desert environments of Namibia and Iran, to the tropical areas of West and Central Africa, the mountainous terrains of Argentina and Iran, the corporate environment of South

African mining houses, the financial world of Johannesburg and London, and the continental climate of Central Asia. Countries of assignments to date are South Africa, Namibia, Botswana, Zimbabwe, Malawi, Tanzania, Kenya, Ghana, Cote d'Ivoire, Iran, England, Canada, United States of America, Greece, Australia, Brazil, Argentina, Uzbeikistan, Zaire, Morocco and Mali.

Michael has been a Professional Natural Scientist since February 1984, a Chartered Engineer (United Kingdom) since June 1976 and has a Bachelor of Science Degree in Geology since December 1967. He is a Fellow of the South African Institute of Mining and Metallurgy and a Member of the Institution of Materials, Minerals & Mining in the United Kingdom.

DR. WAYNE P. COLLISTON

Dr. Wayne P. Colliston is a professional geologist and received an internationally recognized PhD degree in geology from the University of the Free State (UFS), South Africa, in 1990. The title of the thesis is " A stratigraphic and structural investigation of part of the Namaqua mobile belt between Dabenoris and Steyerkraal, South Africa". He is a fellow of the Geological Society of London; he is also a registered Pr. Sci. Nat. with the South African Council for Natural Professions (SACNAS; registered since 1983), which qualifies him as a Competent Person and enables him to be the author of Competent Persons's Reports for evaluation and investment purposes.

Dr Colliston is currently employed as a senior lecturer in the Geology Department of the University of the Free State; he was also an appointed Research Associate at the Royal School of Mines, Imperial College of Science, University of London. He has been involved in the study, teaching, research, and application and consulting in the geological sciences for the past 24 years.
He is the author of 148 scientific contributions and has addressed geological audiences at both national and international conferences and symposia. He is also on the review panel of a number of international earth science journals as well as the National Research Foundation.

His professional experience in the geological field is primarily in South Africa, Namibia, United Kingdom, Australia, Brazil, Israel, Western and Southern Europe, Turkey and the Southwestern USA. Part of this experience also covers Exploration Geology in base metals, gold and diamonds and includes remote sensing applications and the interpretation of satellite imagery and aerial photo analysis, hydrogeology, geophysics, geochemistry, and geostatistics.

Dr. Colliston has specialized knowledge in the fields of structural, metamorphic and economic- geology, the tectonics and structure of gneiss terrains, fold and thrust belts, geological mapping, geological synthesis, and in the economic evaluation of mineral projects.

Research and consulting work has covered diverse topics and areas:

     |X|  Gold in shear zones in County Mayo, Ireland.

     |X| Structural controls of petroleum basement reservoirs in northern Scotland and the Orkneys.
     |X| Regional geological surveys of the Proterozoic Namaqua Metamorphic Complex.
     |X|  Base metal exploration in the Namaqua Metamorphic Complex.
     |X|  Broken Hill type deposits in Australia and South Africa.
     |X|  Stratigraphic and structural controls on the Tsongoari Pb-Zn-Cu-Ag
          (Ba) deposit Kaokoland, Namibia.
     |X|  Volcanogenic deposits of the Iberian Pyrite Belt in Spain and
          Portugal.
     |X| The study of the Vredefort impact crater and the effects thereof on the structural and metamorphic development of the gold-bearing Archaean Witwatersrand Group.
     |X| The structural controls on fractured groundwater aquifers in the Karoo Supergroup and their associated hydrological characteristics.
     |X| The structural and stratigraphic controls on emerald deposits in northern Zambia.
     |X| The tectonic and geological controls on: (i) river systems with diamondiferous gravels in South Africa and, (ii) diamondiferous marine terrace and embayments along the Skeleton Coast of Namibia.
     |X| The exploration for and economic evaluation of diamond deposits of alluvial and kimberlite origins in South Africa and Namibia.
     |X| Petrographic analysis of gold mineralisation in rocks from Mali, West African Craton.
     |X| The structural controls of gold mineralisation in the Phanerozoic Cape Fold Belt.
     |X| Exploration for Epithermal and Shear-zone hosted gold deposits on the South American Amazon Craton, Brazil.
     |X| Environmental impact studies of alluvial diamond mining in fluvial and marine environments along the Namibian Skeleton Coast.

Dr. Colliston has consulted for a number of companies e.g. Anglo American, Anglo Vaal, Gold Fields of SA, Randgold Expl., Rio Tinto, Falconbridge, Billiton, Harmony Gold, KDMC Ltd, Tradeline Namibia (Pty) LTD, the Institute of Groundwater Studies, Water Research Commission, and has research collaboration with institutes such as the Royal School of Mines, University of the Witwatersrand, University of Pretoria and University of Vienna.

Dr. Colliston is a Director of Dwyka Diamonds (Pty) Limited, a company established to explore for new diamond fields in South Africa. He is also a Director of Dwyka Investments (Pty) Limited, a company established to develop diamond projects in South Africa, and a Director of Haraambe Mining (Pty) Limited, a South African Black Empowerment Mining Company established to develop various Mining Projects in that country.

HENRY NELL

Mr. Henry Nell B.Com. MMP is a qualified Mine Manager and Mining Consultant with over twenty years of experience in the field. He has been at the "coalface" of various Gold, Platinum and Coal mines in South Africa as Mine Manager and as Senior Project Engineer. He has also been a Lecturer at the South African College of Mining preparing surveyors, mine overseers and Mine Managers for Certificate of Competency Examinations.

Mr. Nell spent two years as CEO of a dolomitic limestone milling operation and as Contracts Manger in charge of all shaft sinking and development contractors at a highly mechanized underground Copper Mine. He has had thirteen years of experience in South Africa and in Namibia as a Mining Consultant for various Mining Institutions to design, plan and co-ordinate "green fields" Mining Projects.

Mr. Nell's accomplishments include:-

     |X| Opening of Ferreira Deep Mine to stabilize worked-out areas of defunct mine in Johannesburg CBD for the erection of the Price Forbes Head-Office, Sauer Street.
     |X| Principal contractor for the design and sinking of incline and vertical shafts at Zululand Anthracite Colliery.
     |X| Erection and improvements to dolomite milling operations at Daleside for and on behalf of Mindis International Corporation. Established marketing infrastructure for the supply of limestone to gold and coal mining industries.
     |X| Stabilization of gold outcrop workings along the main reef area of the Witwatersrand basin on behalf of Rand Mines Properties Ltd, for the erection of factory and warehouse facilities.
     |X| Contractor selection and implementation of the in-pit crusher and incline project at Palabora Mining Company on behalf of Fluor-Daniel.
     |X| Contract anthracite and coal mining (opencast and underground) in Natal and Transvaal areas on behalf of Minesa Energy (Pty) Ltd.
     |X| Mining Consultant to Namibia Development Corporation for all new "greenfields" mining projects in Namibia.
     |X| Exploration shaft and lateral development at Palabora Mining Company. |X| Tender specifications and contractor selection on behalf of Rio Tinto
          Management Services Ltd. |X| Phase three of Palabora Underground Mining Project feasibility study for Fluor-Daniel - optimum siting and detailed design of vertical shafts for a 30 000 tpd block cave mine under an existing operating opencast mine.
     |X| On behalf of Rio Tinto Management Services, prepared tender documents (with Farrow Laing), adjudicated and selected mining contractors for Palabora Mining Company's underground copper mine.
     |X|  Contracts Manager - Mining at Palabora Underground Mining project.
     |X| Responsible for the execution of the shaft sinking and underground development contracts by which the 30 000 tpd block cave mine was prepared for production in 2002.
     |X| Consultant / Manager for Coal Bed Methane Gas Extraction Project in the Waterberg area conducted by Amcoal.
     |X| Consultant to Maluti Resources/Marang Resources mining companies (Affirmative Action Mining Group).
     |X| Consultant to Salene Management Services for a new platinum mine in the Bushveld Igneous Complex.

Consultant/Manager/Safety Officer - Waterberg 5-Spot C.B.M. Project


Compliance with Section 16 (a) of the Securities and Exchange Act of 1934:

We did not file Form 5's for our fiscal year ending December 31, 2004.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.


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

Other compensation

None.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the 9,861,754,440 shares of Common Stock of the Company as of the date of June 15, 2005 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and officers as a group.

                      NAME OF             SHARES OF
TITLE OF CLASS   BENEFICIAL OWNER        COMMON STOCK     PERCENT OF CLASS
--------------------------------------------------------------------------------
Common         Richard  Axtell (1)             0                   0
               President, CEO,
               CFO and Director


Common         Hanover Capital Group plc    854,270,880         8.66%

DIRECTORS AND                                  0                   0
OFFICERS AS A GROUP

(1) Mr. Richard Axtell, the sole Officer and Director of the Company, does not directly own any shares of the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

None

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits:

          None

     (b) Reports of Form 8-K filed in fourth quarter of the fiscal year:

     On February 16, 2005, the Company filed an 8K based on a change in accountant.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $12,000 for professional services rendered for the audit of our financial statements. We were billed $27,047 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004.

Tax Fees

For the Company's fiscal year ended December 31, 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 Great West Gold, Inc.

                 By: /s/ Richard Axtell
                         --------------
                         Richard Axtell
                         President, CEO and CFO

Dated: June 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                   Title                          Date

/s/Richard Axtell       President and Chief Executive Officer     June 15, 2005
   --------------
   Richard Axtell