Form 10QSB
period 2005-03-31
GREAT WEST GOLD, INC.
filed 2005-06-30
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 29, 2005: 9,861,754,440 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

                              GREAT WEST GOLD, INC.

          (An Exploration Stage Company) CONDENSED FINANCIAL STATEMENTS

                           March 31, 2005 (Unaudited)






                                TABLE OF CONTENTS



                                                                 Page

 Condensed Balance Sheet                                          1

 Condensed Statements of Operations                               2

 Condensed Statements of Cash Flows                               3

Notes to the Condensed Financial Statements                       4

                              GREAT WEST GOLD, INC.
                         (An Exploration Stage Company)
                             CONDENSED BALANCE SHEET
                         For the period ended March 31,


                                                                                              2005
                                                                                          (Unaudited)
                                     ASSETS                                              ---------------
                                     ------
 Cash                                                                                    $            -

          Total Current Assets                                                           $            -
                                                                                         ---------------
          TOTAL ASSETS                                                                   $            -

                                                                                         ===============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------
 Current Liabilities:
          Accounts payable                                                               $       10,270
         Related party payable                                                                  878,647

                       Total Current Liabilities                                                888,917
                                                                                         ---------------
 Shareholders' Deficiency:
          Common stock, $0.0001 par value, 2,000,000,000,000
             shares authorized, 10,341,754,427 issued and outstanding                         1,034,176
          Additional paid-in capital                                                         11,776,329
          Accumulated deficit                                                               (13,699,422)
                                                                                         ---------------

                       Total Shareholders' Deficiency                                          (888,917)
                                                                                         ---------------

 Total Liabilities and Shareholders' Deficiency                                          $            -
                                                                                         ===============

   The accompanying notes are an integral part of these financial statements.

                              GREAT WEST GOLD, INC.
                         (An Exploration Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                   Period from
                                                                                                                 January 7, 2004
                                                                                 Three Months Ended March 31,     (inception)to
                                                                                   2005             2004          March 31, 2005
                                                                                --------------- --------------- -----------------
                                                                                (Unaudited)       (Unaudited)

NET SALES                                                                       $               $               $

 Expenses
           General and administrative expenses                                         260,853          11,824       5,674,822
           Accounting fees                                                               7,500           6,000          34,547
           Consulting                                                                    9,678          17,252       4,605,644
           Legal fees                                                                    3,180          35,661          73,625
           Loss on disposal of assets                                                        -             446               -
           Exploration costs                                                            20,000         115,392       3,310,784
                                                                                --------------- --------------- ---------------
 LOSS BEFORE PROVISION FOR INCOME TAXES                                                301,211         186,575      13,699,422



Provision for income taxes                                                                   -               -               -
                                                                                --------------- --------------- ---------------
Net loss                                                                        $     (301,211) $     (186,575) $  (13,699,422)
                                                                                =============== =============== ===============

Loss per share - basic and diluted                                              $        (0.00) $        (0.00) $        (0.00)
                                                                                =============== =============== ===============

 Weighted average number of common
           shares outstanding - basic and diluted                               10,458,838,806     201,540,574  10,458,838,806
                                                                                =============== =============== ===============




   The accompanying notes are an integral part of these financial statements

                              GREAT WEST GOLD, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                                   Period from
                                                                                                                 January 7, 2004
                                                                                  Three Months Ended March 31,    (inception) to
                                                                                     2005              2004       March 31, 2005
                                                                                --------------- --------------- -----------------
                                                                                  (Unaudited)      (Unaudited)
 Cash Flows From Operating Activities:
           Net Loss                                                             $     (301,211) $     (186,575) $  (13,699,422)
           Issuance of common stock for services                                                        12,500       7,541,450
           Adjustments to reconcile net income to net
            cash provided by operating activities:
                    Loss on disposal of assets                                               -             446               -
                    Exploration costs                                                        -         115,392               -
           Changes in current assets and liabilities:
                    Other current assets                                                     -               -            (945)
                    Accounts payable                                                   (22,335)         20,149          10,270
                    Related party payable                                              323,546                         878,647
                                                                                --------------- --------------- ---------------
Net Cash Provided by (Used in) Operating Activities                                          -         (38,088)     (5,270,000)
                                                                                --------------- --------------- ---------------
Cash Flows from Investing Activities:
                                                                                --------------- --------------- ---------------
Net Cash Used in Investing Activities                                                        -               -               -
                                                                                --------------- --------------- ---------------
Cash Flows from Financing Activities:
           Issuance of common stock                                                          -          31,782       5,270,000
                                                                                --------------- --------------- ---------------
Net cash provided by Financing Activities                                                    -          31,782       5,270,000
                                                                                --------------- --------------- ---------------
Net Decrease in Cash and Cash Equivalents                                                    -          (6,306)              -
                                                                                --------------- --------------- ---------------
Cash and Cash Equivalents - Beginning of Period                                 $            -  $        6,575  $            -
                                                                                --------------- --------------- ---------------
Cash and Cash Equivalents - End of Period                                       $            -  $          269  $            -
                                                                                =============== =============== ===============


   The accompanying notes are an integral part of these financial statements.

                              GREAT WEST GOLD, INC.
                          (A Exploration Stage Company)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                           March 31, 2005 (Unaudited)



 NOTE A - DESCRIPTION OF THE BUSINESS

 Business Activity

 In January 2004 the Company was acquired by three foreign companies in a reverse merger. Since Adven, Inc. was a dormant company, and West Africa Gold, Inc. (the surviving company from the reverse merger) is expanding its activities into mining in West Africa, the Company is in the exploration stage. As the Company is in the exploration stage all exploration costs will be expensed.

 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Interim Financial Statements

 The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

 Mineral Property Costs

 Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. Costs related to site restoration programs will be accrued over the life of the project. To date the Company has not established any proven reserves on its mineral deposits.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

INTRODUCTION

We acquired certain rights to prospect for minerals in certain concession areas in the Republic of Mali and we subsequently terminated its involvement in the five Malian Mining Projects in order to focus on its Gold Projects in Arizona, SA, acquired in September 2004.

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

Critical Accounting Policies

Great West Gold's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Great West Gold views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Great West Gold's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures
-------------------------------

(a)     Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)     Changes in internal controls

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

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

          (b) Reports of Form 8-K


         We filed an 8K on February 16, 2005 based on a change in accountant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREAT WEST GOLD, INC.


Date:   June 29, 2005                /s/ Richard Axtell
                                         --------------
                                         Richard Axtell
                                         President, Secretary and Director