Form 10QSB
period 2005-06-30
GREAT WEST GOLD, INC.
filed 2005-08-25
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005

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

          c/o St James Resource Management Limited, 16 Hanover Square,
                        London, W1S 1HT, United Kingdom
                    (Address of Principal Executive Offices)

                                + 44 207 408 9451
                           (Issuer's telephone number)



      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 24, 2005: 12,927,193,050 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

                             GREAT WEST GOLD, INC.
                         (An Exploration Stage Company)
                            CONDENDSED BALANCE SHEET
                       For the period ended June 30, 2005

                                                                                               2005
                                                                                       ---------------------
                                                                                           (Unaudited)
        ASSETS

Current Assets:
Cash                                                                                   $                  -
          Total Current Assets                                                                            -
                                                                                       ---------------------

          TOTAL ASSETS                                                                 $                  -
                                                                                       =====================


                     LIABILITIES AND SHAREHOLDERS' DEFICENCY

Current Liabilities:
          Accounts payable                                                             $             49,106
          Related party payable                                                                   1,507,426
                                                                                       ---------------------

                       Total Current Liabilities                                                  1,556,532
                                                                                       ---------------------

Shareholders' Deficiency:
          Common stock, $0.0001 par value, 20,000,000,000
               shares authorized, 10,341,754,427 issued and outstanding                           1,034,176
          Additional paid-in capital                                                             11,776,329
          Accumulated deficit                                                                   (14,367,037)
                                                                                       ---------------------

                       Total Shareholders' Deficiency                                            (1,556,532)
                                                                                       ---------------------

Total Liabilities and Shareholders' Deficiency                                         $                  -
                                                                                       =====================

                              GREAT WEST GOLD, INC.
                         (An Exploration Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                              Period from
                                                                                                              January 7, 2004
                                               Three Months Ended June 30,       Six Months Ended June 30,    (inception) to
                                                2005            2004             2005            2004         June 30, 2005
                                            --------------  -------------    -------------   -------------    -------------
Current Assets:
                                               (Unaudited)    (Unaudited)      (Unaudited)     (Unaudited)
NET SALES                                   $            -  $           -    $           -   $           -    $           -

Expenses
  General and administrative expenses              235,219        650,045          496,072         662,315        5,911,082
  Arrangement fees                                 400,000              -          400,000               -          400,000
  Accounting fees                                    7,500          8,797           15,000          14,797           42,407
  Consulting                                             -         12,000            9,678          29,252        4,605,644
  Legal fees                                         3,495         15,136            6,675          50,797           77,120
  Exploration costs                                 20,000              -           40,000               -        3,330,784
                                            --------------  -------------    -------------   -------------    --------------

LOSS BEFORE PROVISION FOR INCOME TAXES             666,214        685,978          967,425         757,161       14,367,707

Provision for income taxes                               -              -                -               -                -
                                            --------------  -------------    -------------   -------------    --------------

Net loss                                    $     (666,214) $    (685,978)   $     (967,425) $    (757,161)   $ (14,367,707)
                                            ==============  =============    ==============  =============    ==============


Loss per share - basic and diluted          $        (0.00) $      (0.00)    $        (0.00) $       (0.00)   $       (0.00)
                                            ==============  =============    ==============  =============    ==============

Weighted average number of common
  shares outstanding - basic and diluted    10,341,754,427  2,072,392,403    10,341,754,427  2,044,812,403    10,341,754,427
                                            ==============  =============    ==============  =============    ==============

                              GREAT WEST GOLD, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                 Period from
                                                                                                 January 7, 2004
                                                             Six Months Ended Jun3 30,           (inception) to
                                                             2005                2004            March 31, 2005
                                                         --------------      --------------      -----------------
                                                          (Unaudited)         (Unaudited)
Current Assets:

Cash Flows From Operating Activities:
      Net Loss                                           $    (967,425)      $    (757,161)      $    (14,367,037)
      Issuance of common stock for services                                         22,500              7,541,450
      Adjustments to reconcile net income to net
         cash provided by operating activities:
               Loss on disposal of assets                            -                 446                      -
      Changes in current assets and liabilities:
               Other current assets                                  -                   -                   (945)
               Accounts payable                                 15,100               3,119                 49,106
               Related party payable                           952,325                                  1,507,426
                                                         --------------      --------------      -----------------

Net Cash Provided by (Used in) Operating Activities           (731,096)         (5,270,000)            (5,270,000)
                                                         --------------      --------------      -----------------

Cash Flows from Investing Activities
      Issuance of shareholder advances                               -            (750,000)                     -
      Repayment of shareholder advance                               -             713,008                      -
      Purchase of mining rights                                      -             (20,000)                     -
                                                         --------------      --------------      -----------------
Net Cash Used in Investing Activities                                -             (56,992)                     -
                                                         --------------      --------------      -----------------

Cash Flows from Financing Activities:
      Proceeds from sale of shares                                   -             750,000
      Issuance of common stock                                       -              31,782              5,270,000
                                                         --------------      --------------      -----------------

Net cash provided by Financing Activities                                          781,782              5,270,000
                                                         --------------      --------------      -----------------

Net Decrease in Cash and Cash Equivalents                                           (6,306)                     -

Cash and Cash Equivalents - Beginning of Period                              $       6,575       $              -
                                                         --------------      --------------      -----------------

Cash and Cash Equivalents - End of Period                                    $         269       $              -
                                                         ==============      ==============      =================


Non cash transactions:
      Common Stock dividend                              $     197,469       $           -       $              -
                                                         ==============      ==============      =================

                              GREAT WEST GOLD, INC.

                          (A Exploration Stage Company)

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2005
                                   (Unaudited)




NOTE A - DESCRIPTION OF THE BUSINESS

Business Activity
-----------------

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Mineral Property Costs
----------------------

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

NOTE C - SUBSEQUENT EVENTS

Dividend
--------

On July 21, 2005, the Company approved a 1-4 Stock dividend with a record date of August 1, 2005 and a pay date of August 8, 2005.

This dividend increased the Company's  outstanding shares to 12,927,193,050.

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

FUTURE PLANS

The Company is actively pursuing various alternatives to "unlock" shareholder value and to this end are considering various acquisitions in the Mining Sector as well as other Industry sectors. The Company is in negotiations to "Spin off" its existing Mining Projects into two new companies and to admit those Companies for trading on the OTC Pink Sheets Market, the shares in those companies would be distributed to Great West Gold, Inc. shareholders. There is no guarantee that the Company will be successful in these plans as it is dependant upon the consent of various third parties as well as further funding from Sloane Holdings Limited. The Company is investigating the possibility of further Mining Project acquisitions but this will only come to fruition should Sloane Holdings Limited advance further funding to the Company. It is very likely that the Company will shortly acquire assets in a different Industry Sector which if successful will result in the Company changing its name and Trading Symbol. This will not affect the Company's plans for its Mining assets as aforesaid providing that the third party consents can be sought and obtained and Sloane Holdings Limited agreeing to extend further funding to the Company.

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

We are reliant upon Sloane Holdings Limited ("Sloane") for our funding; and should Sloane elect not to extend additional funds to us, we will not be in a position to develop our mining concessions without raising additional funding. Furthermore, the delay in funding may impact upon our ability to complete our planned restructuring; and should that not take place, we will not be in a position to develop our mining concessions. Should Sloane Holdings Limited not advance further funding, the Company could lose its rights to the two Mining Projects in Arizona. Sloane Holdings has disposed to of an amount of US$1,500,000 of its debt owed by the Company to St James Capital Holdings, Inc.

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

                                        GREAT WEST GOLD, INC.


Date:   August 24, 2005                /s/ Richard Axtell
                                         --------------
                                         Richard Axtell
                                         President, Secretary and Director