Form 10QSB
period 2005-09-30
GREAT WEST GOLD, INC.
filed 2005-12-02
CIK 802206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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


                    3131 East Camelback Road, Suite 200
                              Phoenix, Arizona 85016
                    (Address of Principal Executive Offices)

                                  (866) 576-0277
                           (Issuer's telephone number)

                    c/o St. James Resource Management Limited
                                16 Hanover Square
                         London, W1S 1HT, United Kingdom
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2005: 14,927,193,220 shares of common stock outstanding, $0.0001 par value.

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

   None.

Signature


Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

                              GREAT WEST GOLD, INC.
                         (An Exploration Stage Company)
                            CONDENDSED BALANCE SHEET
                     For the period ended September 30, 2005

                                                                                                    2005
                                                                                          ------------------
                                                                                               (Unaudited)
                                     ASSETS
Current Assets:
Due from a related party                                                                  $          124,259


                                                                                          ------------------

                 TOTAL ASSETS                                                             $          124,259
                                                                                          ==================


                     LIABILITIES AND SHAREHOLDERS' DEFICENCY

Current Liabilities:
                 Accounts payable                                                         $           28,380
                 Related party payable                                                             1,922,905
                                                                                          ------------------

                                  Total Current Liabilities                                        1,951,285
                                                                                          ------------------

Shareholders' Deficiency:
                 Common stock, $0.0001 par value, 50,000,000,000
                      shares authorized, 14,927,193,220 issued and outstanding                     1,492,720
                 Additional paid-in capital                                                       11,837,785
                 Accumulated deficit                                                             (15,157,531)
                                                                                          ------------------

                                  Total Shareholders' Deficiency                                  (1,827,026)
                                                                                          ------------------

Total Liabilities and Shareholders' Deficiency                                            $          124,259
                                                                                          ==================


                              GREAT WEST GOLD, INC.
                         (An Exploration Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                      Period from
                                                                                                                    January 7, 2004
                                                                                                                     (inception) to
                                                 Three Months Ended September 30,  Nine Months Ended September 30,   September 30,
                                                   2005               2004            2005             2004              2005
                                                 -----------------------------------------------------------------------------------
Current Assets:
                                                    (Unaudited)      (Unaudited)      (Unaudited)    (Unaudited)

NET SALES                                        $               -  $            -  $             -  $           -  $            -

Expenses
            General and administrative expenses            270,541       1,870,615          766,613      2,667,876        6,181,983
            Arrangement fees                                     -               -          400,000              -          400,000
            Accounting fees                                 22,500           1,500           37,500         16,297           64,907
            Consulting                                     470,000          12,436          479,678         41,688        5,075,644
            Legal fees                                      13,453           8,402           20,128         59,199           90,573
            Exploration costs                               14,000       3,135,392           54,000      3,135,838        3,344,784
                                                  ----------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                     790,494       5,028,345        1,757,919      5,920,898       15,157,891

Provision for income taxes                                       -                                -              -                -
                                                  ----------------------------------------------------------------------------------

Net loss                                          $       (790,494) $   (5,028,345) $    (1,757,919) $  (5,920,898) $   (15,157,891)
                                                  ==================================================================================


Loss per share - basic and diluted                $          (0.00) $        (0.00) $         (0.00) $       (0.00) $         (0.00)
                                                  ==================================================================================

Weighted average number of common
          shares outstanding - basic and diluted    11,752,413,276   3,471,559,070   10,811,974,028   2,520,394,626  11,752,413,276
                                                  ==================================================================================

                              GREAT WEST GOLD, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                                 Period from
                                                                                                                January 7, 2004
                                                                             Nine Months Ended September 30,    (inception) to
                                                                                 2005               2004      September 30, 2005
                                                                            --------------------------------------------------------
                                                                                (Unaudited)     (Unaudited)
Current Assets:

Cash Flows From Operating Activities:
  Net Loss                                                                  $    (1,757,919)  $   (5,920,898)  $     (15,157,531)
  Issuance of common stock for services                                                            3,162,938           7,541,450
  Adjustments to reconcile net income to net
    cash provided by operating activities:
                                           Loss on disposal of assets                     -                -                   -
 Changes in current assets and liabilities:
                                           Other current assets                           -                -                (945)
                                           Increase in pre-paid expenses                  -       (2,285,714)                  -
                                           Accounts payable                          (5,626)           7,464              28,380
                                           Related party payable                  1,687,804        3,268,122           2,242,905
                                                                            --------------------------------------------------------

Net Cash Provided by (Used in) Operating Activities                                 (75,741)      (1,768,088)         (5,345,741)
                                                                            --------------------------------------------------------

Cash Flows from Investing Activities
  Issuance of shareholder advances                                                        -       (1,750,000)                  -
  Repayment of shareholder advance                                                        -        1,750,000                   -
  Purchase of mining rights                                                               -          (20,000)                  -
                                                                            --------------------------------------------------------
Net Cash Used in Investing Activities                                                     -          (20,000)                  -
                                                                            --------------------------------------------------------

Cash Flows from Financing Activities:
  Due from related party                                                           (124,259)               -            (124,259)
  Proceeds from sale of shares                                                      200,000        1,750,000
  Issuance of common stock                                                                -           31,782           5,345,741
                                                                            --------------------------------------------------------

Net cash provided by Financing Activities                                            75,741        1,781,782           5,270,000
                                                                            --------------------------------------------------------

Net Decrease in Cash and Cash Equivalents                                                 -           (6,306)                  -

Cash and Cash Equivalents - Beginning of Period                             $             -   $        6,575   $               -
                                                                            --------------------------------------------------------

Cash and Cash Equivalents - End of Period                                   $             -   $          269   $               -
                                                                            ========================================================


Non cash transactions:
  Common Stock dividend                                                     $       117,468   $            -   $         117,468
                                                                            ========================================================

  Common Stock issued for payment of accrued expenses                       $       320,000   $            -   $         320,000
                                                                            ========================================================

                              GREAT WEST GOLD, INC.
                         (A Exploration Stage Company")
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (unaudited)

NOTE A - DESCRIPTION OF THE BUSINESS


Business Activity
-----------------

In January 2004 the Company was acquired by three foreign companies in a reverse merger. Since Adven, Inc. was a dormant company, and West Africa Gold, Inc. (the surviving company from the reverse merger) is expanding its activities into mining in West Africa, the Company is in the exploration stage. The Company changed its name to that of Great West Gold, Inc. on October 26, 2004.


The Company abandoned its interests in the Mali project in October 2004 and subsequently acquired Golden Sierra Limited on August 31, 2004, Western Gold Limited on September 9, 2004, Golden Eagle Mining Limited on October 24, 2005, Copperstone Mining Limited on November 3, 2005 and Ambassador Gold Limited on November 9, 2005. The acquisitions are comprised of Gold Exploration Projects primarily situated in Arizona, USA.


The Company entered into an agreement to purchase the amount of 100,000,000 shares of restricted Common Stock, representing 71.43% of the outstanding stock in Western Diversified Mining Resources, Inc. on September 22, 2005. The completion of this acquisition is subject to the receipt of audited accounts for Western Diversified Mining Resources, Inc. Upon receipt of those audited accounts, Great West Gold, Inc. will formally conclude this purchase and file a Form 8-K. Pursuant to the agreement, the acquisition of the 100,000,000 shares of Western Diversified Mining Resources, Inc. is in consideration for 8,000,000,000 shares of Great West Gold, Inc. restricted Common Stock.


As the Company is in the exploration stage all exploration costs will be expensed.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Interim Financial Statements
----------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.


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


NOTE C - SUBSEQUENT EVENTS


On October 3, 2005, the Company sold Western Gold Limited to Windsor Resources, Inc. in consideration for 200,000,000 shares of Windsor Resources, Inc. restricted Common Stock. The Company placed 102,000,000 shares of these Windsor Resources, Inc. shares of restricted Common Stock in Western Diversified Mining Resources, Inc. pending the completion of the acquisition of Western Diversified. In the event that the Company does not complete the acquisition of Western Diversified for any reason such shares shall be returned to the Company. The balance of 98,000,000 shares of Windsor Resources, Inc. shares of Common Stock are being distributed to Great West shareholders of record as of November 7, 2005. These shares will be distributed to the Great West shareholders at such time as Windsor Resources, Inc. has officially retained a transfer agent who will distribute these shares. We expect such distribution to be completed by the middle of December 2005.

On October 6, 2005, the Company sold Golden Sierra Limited to Sentinel Resources, Inc. in consideration for 200,000,000 shares of Sentinel Resources, Inc. restricted Common Stock. The Company placed 102,000,000 shares of these Sentinel Resources, Inc. shares of restricted Common Stock in Western Diversified Mining Resources, Inc. pending the completion of the acquisition of Western Diversified. In the event that the Company does not complete the acquisition of Western Diversified for any reason such shares shall be returned to the Company. The balance in amount of 98,000,000 shares of Sentinel
Resources, Inc. shares of Common Stock are being distributed to Great West shareholders of record as of November 14, 2005. These shares will be distributed to the Great West shareholders at such time as Sentinel Resources, Inc. has officially retained a transfer agent who will distribute these shares. We expect such distribution to be completed by the middle of December 2005.

The Company acquired 100% of the outstanding shares in Golden Eagle Limited on October 24, 2005. Golden Eagle Limited holds the rights to Gold and Silver Mining Projects which are situated in Imperial County, California and extend to an area of 3,345 acres. These claims include 2 Lode Claims and 22 Placer Claims which include the GE Claims, Picacho East and Picacho West Lode Claims. The Company issued an amount of 7,000,000,000 shares of its restricted stock in settlement of this acquisition.

The Company acquired 100% of the outstanding shares in Copperstone Mining Limited on November 3, 2005. Copperstone Mining Limited holds the rights to the Gold and Silver Mining Exploration Projects which are situated in La Paz County, Arizona and extend to an area of 5,760 acres. These claims consist of 1 Lode and 36 Placer sites. The Company issued an amount of 7,000,000,000 shares of its restricted stock in settlement of this acquisition.

On November 15, 2005, the Company sold Copperstone Mining Limited to Copperstone Mining, Inc. in consideration for 200,000,000 shares of Copperstone Mining, Inc. restricted Common Stock. The Company placed 102,000,000 shares of these Copperstone Mining, Inc. shares of restricted Common Stock in Western Diversified Mining Resources, Inc. pending the completion of the acquisition of Western Diversified. In the event that the Company does not complete the acquisition of Western Diversified for any reason such shares shall be returned to the Company. The balance in amount of 98,000,000 shares of Sentinel
Resources, Inc. shares of Common Stock are being distributed to Great West shareholders of record as of December 2, 2005. These shares will be distributed to the Great West shareholders at such time as Copperstone Mining, Inc. has officially retained a transfer agent who will distribute these shares. We expect such distribution to be completed by the middle of December 2005. The Company acquired 100% of the outstanding shares in Ambassador Gold Limited on November 9, 2005. Ambassador Gold Limited holds the rights to the Gold and Silver Mining Projects which consist of the Ambassador property in Yavapai County, Arizona and extend to an area of 1,600 acres, include 1 Lode Claim and 10 Placer Claims which include the AM and Ambassador Lode Claims. The Company issued an amount of 7,000,000,000 shares of its restricted stock in settlement of this acquisition.

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

The Mockingbird mineralization is tectonically and structurally controlled, an important feature which may not have received sufficient attention from previous owners of the property. Mockingbird is an historic gold producer, with some 15,000 ounces from high-grade ore at an average grade of 0.8 oz/ton being produced. Most of this production was from the Mockingbird Mine itself, the centerpiece of the Company's present land position. Other mines which produced gold at this location included the Great West, the Hall (Dandy) and the Pocahontas Mines, all of which are included in the Company's property.

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

Western Gold

Western Gold controls 100 percent of certain mineral rights relating to the Bouse property in Arizona. These mineral rights consist of twelve placer claims spread over 1,300 acres in La Paz County, located just north of the Plomosa Fault and include the Little Butte, Flat Fault, and Arrastre projects.The 1,300 acre Bouse gold (silver - copper) property situated in the La Paz area of western Arizona, USA, near the California border.

The mineralizing event at Bouse was a mid-Tertiary epithermal event, causing complex mineralization of gold, fluorite, barite, and associated metals into previous copper-specularite mineralization. The prime cause was regional crustal extension along the Plomosa Fault, just north of the Plomosa Mountains, which has now been identified as a detachment fault. The "detachment fault" style of deposit is best seen at Copperstone, the biggest gold discovery in Arizona in the past 50 years, where 500,000 ounces of gold were profitably by Cyprus Gold in the open pit there. The Mesquite mine is another of this type.

The Company acquired 100% of the outstanding shares in Copperstone Mining Limited on November 3, 2005. Copperstone Mining Limited holds the rights to the Gold and Silver Mining Exploration Projects which are situated in La Paz County, Arizona and extend to an area of 5,760 acres. These claims consist of 1 Lode and 36 Placer sites. The Company issued an amount of 7,000,000,000 shares of its restricted stock in settlement of this acquisition.

The Company subsequently distributed of 49% of its holdings in Sierra Gold Limited, Western Gold Limited and Copperstone Mining Limited to its shareholders. The balance of these shares are held by Western Diversified Mining Resources, Inc. pending the completion of the acquisition of Western Diversified. In the event that the Company does not complete the acquisition of Western Diversified for any reason such shares shall be returned to the Company. In the event, the acquisition is completed, Western Diversified will be become our subsidiary and will maintain control of these companies. and it is intended that the three mining companies will each raise capital from external sources to fund the mining plans for these projects. It is also anticipated that this will result in an acceleration of the Company's plans to bring these Gold Mining Projects to production.

As at September 30, 2005, the Company was indebted to St James Capital Holdings, Inc. in the amount of US$1,500,000. St James Capital Holdings, Inc. acquired this debt from Sloane Holdings Limited on June 21, 2005. On October 7, 2005, St James Capital Holdings, Inc. acquired an additional amount of the Company's debt from Sloane Holdings Limited in the amount of US $250,000. The Company is now indebted to St James Capital Holdings, Inc. in the amount of US $1,750,000 based upon the new and old debt. This loan is interest free, unsecured and has no fixed terms of repayment.

As at September 30, 2005, the Company was indebted to Sloane Holdings Limited in the amount of US$384,024. On October 7, 2005, Sloane Holdings Limited sold $250,000 worth of its debt to St. James Capital Holdings, Inc, and therefore now has $134,024 of debt owing to Sloane Holdings Limited which is interest free, unsecured and has no fixed terms of repayment.

On Septemmber 21, 2005, the Company sold 1,200,000,000 shares of its restricted common stock for an amount of US$200,000 in cash to an Investment Group, the cash balance of $124,259 at September 30, 2005 is being held by a related party.

The Company settled all outstanding advisory and fund raising fees through the issuance of 800,000,000 shares of its restricted shares of Common Stock to Glass Falls Advisory Limited on September 21, 2005.

The Company paid a Stock Dividend to its shareholders of record at July 29, 2005 in the amount of 2,585,438,610 shares of the Company's Common Stock.

The Company acquired 100% of the outstanding shares in Golden Eagle Limited on October 24, 2005. Golden Eagle Limited holds the rights to Gold and Silver Mining Projects which are situated in Imperial County, California and extend to an area of 3,345 acres. These claims include 2 Lode Claims and 22 Placer Claims which include the GE Claims, Picacho East and Picacho West Lode Claims. The Company issued an amount of 7,000,000,000 shares of its restricted stock in settlement of this acquisition.

The Company acquired 100% of the outstanding shares in Ambassador Gold Limited on November 9, 2005. Ambassador Gold Limited holds the rights to the Gold and Silver Mining Projects which consist of the Ambassador property in Yavapai County, Arizona and extend to an area of 1,600 acres, include 1 Lode Claim and 10 Placer Claims which include the AM and Ambassador Lode Claims. The Company issued an amount of 7,000,000,000 shares of its restricted stock in settlement of this acquisition.

In the first quarter of 2006, the Company intends to distribute its shares of Ambassador Gold Limited and Golden Eagle Mining Limited in the same manner as it has with Western Gold Limited, Golden Sierra Limited and with Copperstone Mining Limited. The Company intends to distribute 49% of its the shares in these companies to its shareholders and the balance will be held in Western Diversified Holdings, Inc.

The Company is attempting to create value for its shareholders through the distribution of the shares in these five Gold Mining Exploration Companies so that our shareholders will own shares in these five separate Companies. It is the ultimate intention of these companies to take the necessary steps to have their shares quoted on the Pink Sheets or OTC Bulletin Board. This will allow these individuals companies to be in a position to focus on raising capital of their individual mining projects which the Company cannot do at this point.

This plan in respect of Western Diversified Mining Resources, Inc. would create a "Mining House" with its shareholdings in the five Mining Exploration companies. It is intended that Western Diversified Mining Resources, Inc. would then take the necessary steps to have its shares quoted on the OTCBB.

The Company's shareholders would then remain as shareholders of Great West Gold but would also own shares of the five mining exploration companies as well as Western Diversified Mining Resources, Inc.

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

Item 3. Controls and Procedures
-------------------------------

(a)     Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule[13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.



CLARIFICATION ON THE SHAREHOLDING OF HANOVER CAPITAL GROUP PLC:-

The Company announced on June 15, 2004 that Hanover Capital Group plc intended to distribute its entire shareholding in Great West Gold, Inc. to its shareholders. Hanover Capital Group plc confirmed that this shareholding in Great West Gold, Inc. was not distributed to the Hanover Capital Group plc shareholders due to the huge slide in the price of the Great West Gold, Inc. stock price at that time and the huge cost of this distribution which would not have been of benefit to Hanover Capital Group plc shareholders.


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

                                        GREAT WEST GOLD, INC.


Date:   December 2, 2005                 /s/ Richard Axtell
                                         --------------
                                         Richard Axtell
                                         President, Secretary and Director